Form 10-K
period 1993-12-31
METROPOLITAN FINANCIAL CORP /DE/
filed 1994-03-29
CIK 741341

SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

FORM 10-K
(Mark One)
[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 1993

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the transition period _________ to ____________

                                             Commission File Number 1-9018

METROPOLITAN FINANCIAL CORPORATION
(Exact Name of Registrant as Specified in its Charter)
Delaware
(State or Other Jurisdiction of Incorporation or Organization)

45-0388518
(I.R.S. Employer Identification Number)

1000 Metropolitan Centre, 333 South Seventh Street
Minneapolis, Minnesota                                        55402
(Address of Principal Executive Offices)                   (Zip Code)

Registrant's telephone number, including area code: (612) 399-6000

Securities Registered Pursuant to Section 12(b) of the Act:

Title of Each Class
Common Stock, Par Value $.01 Per Share

Name of Each Exchange on Which Registered
New York Stock Exchange, Inc.

Securities Registered Pursuant to Section 12(g) of the Act:
$2.875 Cumulative Perpetual Preferred Stock, Series B and
Warrants to Purchase Shares of Common Stock
(Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such requirements for the past 90 days. [X]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

As of February 28, 1994, the Registrant had 30,927,864 shares of Common Stock issued and outstanding. The aggregate market value of the voting stock held by non-affiliates of the Registrant, based on the closing sale price per share of the Registrant's Common Stock as reported on the New York Stock Exchange
composite tape on February 28, 1994, was $490,979,841.   (The exclusion from
such amount of the market value of the shares owned by any person shall not be deemed an admission by the Registrant that such person is an affiliate of the Registrant.)

DOCUMENTS INCORPORATED BY REFERENCE

Parts I and II of this Annual Report on Form 10-K incorporate by reference information (to the extent specific pages are referred to herein) from the Registrant's Annual Report to Shareholders for the year ended December 31, 1993 (the "1993 Annual Report"). Part III of this Annual Report on Form 10-K incorporates by reference information (to the extent specific sections are referred to herein) from the Registrant's Proxy Statement for its Annual Meeting to be held May 4, 1994 (the "1994 Proxy Statement").

PART I

Item 1.BUSINESS.

General

Metropolitan Financial Corporation (the "Company") is a regional financial services holding company. The Company's mission is to be the premier provider of community financial and home ownership services throughout its markets by offering exceptional value to its customers, resulting in profitable growth, fulfilling careers and community enhancement. The primary operations of the Company are in North Dakota, Minnesota, Nebraska, Iowa, Kansas, South Dakota, Wisconsin and Arizona.

The Company operates an FDIC insured consumer savings bank, Metropolitan Federal Bank, fsb (the "Bank"), which concentrates on the traditional thrift business of soliciting deposits and making residential mortgage and other secured consumer loans. The Bank solicits deposits and makes residential mortgage and other secured consumer loans through more than 190 full service branches. Through its mortgage loan production offices in Minnesota and Arizona, as well as its branch offices, the Bank originates and services first mortgage loans for the purchase of one to four family residential properties. The Company's residential real estate brokerage subsidiary, Edina Realty, Inc. ("Edina Realty"), and title company subsidiary, Equity Title Services ("Equity Title") are among
Minnesota's largest providers of their respective services. Edina Realty and Equity Title conduct their business in Minnesota and western Wisconsin.
Certain financial services products like annuities, uninsured investments, such as mutual funds, and insurance are provided to customers through a subsidiary operating as Metropolitan Financial Services ("MFS").

The Company's primary objective is to maximize shareholder value through the traditional thrift mission of promoting savings and home ownership. To achieve its objective, the Company has identified the goals of continuing to expand the geographic area, presence and market share of its subsidiaries, thereby further strengthening the Company's financial condition and enhancing its financial performance.

The Company was organized under the laws of the State of Delaware in February 1984. All references to the Company or the Bank include its respective consolidated subsidiaries, unless the context otherwise requires. The principal executive office of the Company is located at 1000 Metropolitan Centre, 333 South Seventh Street, Minneapolis, Minnesota 55402. The Company's telephone number is (612) 399-6000.

Additional discussion of the Company's business can be found in Management's Discussion and Analysis of Financial Condition and Results of Operations and Notes to Consolidated Financial Statements of the 1993 Annual Report, which is incorporated herein by reference.

                                                                         Page
Distribution of Assets, Liabilities, and Shareholders' Equity;
Interest Rates and Interest Differential                                 22, 33 & 35

Assets available for sale                                                41

Investment Portfolio                                                     29, 30, 41 & 42

Loan Portfolio                                                           26-29, 42 & 43

Summary of Loan Loss Experience                                          42 & 43

Deposits                                                                 31 & 44

Return on Equity and Assets                                              17

Short Term Borrowings                                                    31, 44 & 45

Acquisitions                                                             18, 19, 38 & 39

Competition

The Bank actively competes for savings deposits with thrift institutions and banks located in its primary market areas. The deposit programs of thrift institutions such as the Bank also compete with government securities, money market mutual funds, and other investment alternatives. The Bank competes for residential mortgage loans, with thrift institutions, banks, mortgage banking companies, life insurance companies and other types of lenders. Interest rate, loan origination fees and range of services offered are the primary factors in competing for these loans. Access to prospective mortgage customers is facilitated by the ownership of Edina Realty.

Edina Realty actively competes for real estate brokerage business in the Minneapolis-St. Paul metropolitan area and other areas of Minnesota and western Wisconsin. The primary sources of competition are other large regional and national real estate brokerage firms. Attracting and retaining a large and effective group of sales associates is the main factor in competing within the real estate brokerage business. The Company seeks to accomplish these goals through compensation and service.

Equity Title competes for mortgage title and closing business in the Minneapolis-St. Paul metropolitan area and other areas of Minnesota and western Wisconsin. Equity Title competes principally with local and regional title closing companies. The main factors for competing in the industry are price and service quality.

MFS, a registered broker-dealer, offers bank customers financial advice and an array of investment products, including fixed and variable annuities, mutual funds, unit investment trusts and life insurance. MFS' competition is principally other financial institutions, brokerage houses and other financial intermediaries. Access to prospective customers is facilitated by the Bank.


Employees

At December 31, 1993, the Company had approximately 2,600 full time equivalent employees. Edina Realty works with approximately 2,000 sales associates who function as independent contractors.

The Company maintains a comprehensive employee benefit program providing, among other benefits, a qualified pension plan, 401-K savings plan, stock purchase plan, paid sick leave, hospitalization, dental and major medical insurance, life insurance, short and long term disability insurance and education assistance.


Regulation

The following discussion is a summary of some of the important statutes and regulations applicable to the Company and the Bank. It is not an exhaustive description of applicable statutes and regulations, but rather an outline of those which are most significant, and it is qualified in its entirety by reference to the provisions described.

Regulatory Structure. The Company is a savings and loan holding company, and the Bank is a federal savings association. As such, both the Company and the Bank are subject to regulatory examination and supervision by the Office of Thrift Supervision (the "OTS"), and in certain circumstances by the Federal Deposit Insurance Corporation (the "FDIC") because the Bank's deposits are insured by the FDIC. The Bank is also subject to some regulation by the Federal Reserve Board.

The Bank is a member of the Federal Home Loan Bank ("FHLB") of Des Moines, which is one of 12 regional FHLB's governed by the Federal Housing Finance Board.
As a member of a FHLB, the Bank is required to purchase and maintain stock in its FHLB. The Bank meets the applicable requirement.

Regulatory Capital. Under regulatory capital regulations issued by the OTS, thrift institutions are required to maintain the three following capital standards.

First, thrift institutions must maintain a ratio of tangible capital to adjusted total assets of at least 1.5%. Tangible capital is defined as common shareholders' equity, noncumulative preferred stock, nonwithdrawable accounts and pledged deposits, minority interests in fully consolidated subsidiaries, and purchased mortgage servicing rights ("PMSRs"), (which may constitute up to 50% of tangible capital), less total intangible assets (except for includable PMSRs) and certain investments in subsidiaries that conduct activities not permissible for a national bank.

Second, thrift institutions must maintain a ratio of core capital to adjusted total assets of at least 3%. Core capital generally includes common shareholders' equity, noncumulative preferred stock and related surplus, and minority interests in fully consolidated subsidiaries, PMSRs and purchased credit card relationships ("PCCRs") (which PMSRs may collectively constitute up to 50% of core capital), less intangible assets (except for includable PMSRs
and PCCRs).   Until 1995, thrift institutions which are in substantial
compliance with all applicable laws and regulations and are generally judged to be safe and sound will also be permitted to include a percentage (.375% at January 1, 1994, decreasing to 0% on January 1, 1995) of qualifying supervisory goodwill (in existence on April 12, 1989) in core capital.

Third, thrift institutions must maintain a ratio of total capital to total risk
weighted assets equal to  8.0%.   Total capital consists of core capital, plus
supplementary capital in an amount up to 100% of core capital. Supplementary capital includes certain permanent capital instruments such as cumulative perpetual preferred stock, certain subordinated debt securities and a limited percentage of loan loss reserves. Total risk weighted assets are determined by assigning a risk weight to each of the institution's assets depending on the risk inherent in the type of asset. Certain off balance sheet items must be included in the calculation of risk weighted assets by being converted into balance sheet equivalent amounts and multiplied by the assigned risk weights. The applicable risk weights, as defined by regulation, range from 0% for cash and certain government obligations to 100%.

The OTS amended its risk-based capital requirements, generally effective January 1, 1994, to require thrift institutions with more than a "normal" level of interest rate risk to maintain additional total capital. A savings institution's interest rate risk will be measured in terms of the sensitivity of its "net portfolio value" to changes in interest rates. The interest rate risk amendments have not had a material impact on the Company's regulatory capital ratios.

As of December 31, 1993, the Bank met all three fully phased in capital requirements. See "Management's Discussion and Analysis of Financial Condition and Results of Operations-Capital Adequacy" in the 1993 Annual Report on page 32.

Thrift institutions are subject to additional minimum regulatory capital regulations that require thrift supervisory agencies to take certain prescribed prompt corrective action in the event an institution fails to meet minimum capital levels of its ratios of total capital to total risk-weighted assets ("risk-based"), core capital to total risk-weighted assets ("Tier 1 risk-based"), and core capital to adjusted total assets ("leverage"). These three ratios are used to classify thrift institutions into five separate capital categories: well capitalized (10%, 6%, and 5%), adequately capitalized (8%, 4%, and 4% (or 3% if the institution is rated composite 1 under the OTS MACRO rating system and is experiencing no significant growth)), and three undercapitalized categories. Lower classification results in increasingly severe supervisory restrictions on thrift activities, although the activities of well and adequately capitalized thrifts are relatively unencumbered.
Under the prompt corrective action regulations, however, all institutions are restricted from making any capital distributions or paying any management fees that would cause the institution to fail to satisfy the minimum levels for any of its capital requirements. Undercapitalized thrifts are required to timely submit and adhere to a plan to restore capital to adequate levels. As of December 31, 1993, the Bank was classified as well capitalized. See "Management's Discussion and Analysis of Financial Condition and Results of Operations-Capital Adequacy" in the 1993 Annual Report on page 32.

Qualified Thrift Lender Status. In order to qualify as a qualified thrift lender ("QTL"), an institution currently must maintain a minimum of 65% of certain tangible assets in certain qualifying housing and consumer related activities. At December 31, 1993, based on its asset composition, the Bank was a "qualified thrift lender."

An insured institution that does not maintain its status as a QTL is subject to the dividend, branching, and new activity restrictions applicable to banks, and will be ineligible for new FHLB advances. An institution failing to regain QTL status after three years will be required to divest investments in or
discontinue activities that are not permissible for banks.   In addition, a
unitary savings and loan holding company, such as the Company, that owns a thrift failing the QTL test becomes subject to activity restrictions applicable to multiple savings and loan holding companies, unless the thrift regains its QTL status within a one-year period.

Restrictions on Dividends. Savings associations are limited in the amount of "capital distributions" that they are permitted to make, including cash dividends, payments by a savings association to repurchase or otherwise acquire its shares, payments to shareholders of another entity in a cash out merger and other distributions charged against capital. The regulation also applies to capital distributions that the Bank may make to the Company, thereby affecting the dividends that the Company may pay to its shareholders. The regulation requires that the Bank provide the OTS with 30 days prior written notice of any capital distribution (which period begins to run from the date of OTS receipt of notice). A dividend declared within the notice period, or without giving the prescribed notice, is invalid. The regulation establishes a three tiered system of regulation, with the greatest flexibility being afforded to well capitalized institutions such as the Bank. An institution that has regulatory capital that is at least equal to its fully phased in capital requirements, and has not been notified that it "is in need of more than normal supervision," is a Tier 1 institution. Any institution that has regulatory capital at least equal to it minimum capital requirement, but less than its fully phased in capital requirements, is a Tier 2 institution. An institution having regulatory capital that is less than its minimum capital requirements is a Tier 3 institution. At December 31, 1993, the Bank qualified as a Tier 1 institution.

A Tier 1 institution is permitted, after prior notice to the OTS, to make capital distributions up to the higher of 100% of its net income to date during the calendar year plus the amount that would reduce by one-half its "surplus capital ratio" (the percentage by which the ratio of its regulatory capital to assets exceeds its fully phased in capital ratio) at the beginning of the calendar year or 75% of its net income over the most recent four-quarter period. Any additional amount of capital distributions would require prior regulatory approval. A Tier 2 institution is permitted, after prior notice to the OTS, to make capital distributions in amounts up to 75% of its net income for the most recent four quarters, if it maintains total regulatory capital equal to at least 8% of its risk weighted assets, which the amount of capital distributions permitted is reduced by the amount of capital distributions that the institution previously has made during the four quarter period. A Tier 3 institution is not authorized to make any capital distributions except with prior OTS approval or pursuant OTS approved capital plan.

Liquidity. Applicable regulations require member institutions to maintain an average daily balance of liquid assets equal to 5% of the sum of their average daily balance of net withdrawable deposit accounts and current borrowings (borrowings payable in one year or less). At December 31, 1993, the Bank was in compliance with this requirement, with a liquidity ratio of 6.7%.

Loans to One Borrower Restrictions. Permissible lending limits for loans to one borrower are the greater of $500,000 or 15% of unimpaired capital and surplus (except for loans fully secured by certain readily marketable securities, in which case this limit is increased to 25% of unimpaired capital and surplus).
At December 31, 1993, the Bank did not have any borrowers above the lending limits.

Insurance of Accounts and Regulation by the FDIC. The Bank is a member of the Savings Association Insurance Fund ("SAIF"), which is administered by the FDIC. The FDIC has certain regulatory and oversight authority over federal savings associations, such as the Bank. The deposits of the Bank are insured up to $100,000 per insured depositor (as defined by law and regulations) by the SAIF and are backed by the full faith and credit of the United States Government. Pursuant to FDIC regulations, well capitalized thrifts may accept brokered deposits, adequately capitalized institutions may do so only with FDIC approval, while under capitalized thrift institutions may not accept such deposits. As insurer, the FDIC is authorized to conduct examinations of and to require reporting by FDIC insured institutions. It also may prohibit any FDIC insured institution from engaging in any activity the FDIC determines by regulation or order to pose a serious threat to the SAIF. The FDIC also has the authority to initiate enforcement actions against savings associations, after giving the OTS an opportunity to take such action. The FDIC has adopted a risk-based assessment system that assesses insurance premiums significantly higher than the premiums formerly charged and that places higher assessments on those thrifts that pose a greater threat to the SAIF.
The system classifies SAIF insured institutions into one of three capital categories, well capitalized, adequately capitalized or undercapitalized, based on measurements of their risk-based, Tier 1 risk-based and leverage ratios. These categories are very similar to those used for purposes of prompt corrective action regulations. Within each of these three capital groups, institutions are further classified into one of three subgroups principally on the basis of supervisory evaluations by the institution's primary supervisory authority. The assessment rate will vary from 0.23% of deposits for well capitalized institutions in the highest subgroup to 0.31% of deposits for undercapitalized institutions in the lowest subgroup. As of January 1, 1994, the Bank was classified as well capitalized. In addition, the FDIC has authority to increase SAIF assessment rates.

Transactions with Affiliates. All transactions involving a savings association and its affiliates are subject to sections 23A and 23B of the Federal Reserve Act ("FRA"). Generally, these sections restrict certain of these transactions to a percentage of a savings association's capital and require such transactions to be on terms consistent with safe and sound banking practice and as favorable to the savings association as transactions with nonaffiliates.
The affiliates of a savings association include any company (i) that controls the savings association, (ii) with which the savings association is under common control, (iii) controlled by controlling shareholders of the savings association or the company controlling the savings association, (iv) with a majority of interlocking directors with the savings association or the company controlling the savings association and (v) sponsored and advised on a contractual basis by the savings association or any of its subsidiaries or affiliates. The Bank's subsidiaries are not deemed affiliates; however, transactions between the Bank or any of its subsidiaries and any affiliates are subject to the requirements and limits of sections 23A and 23B.

Affiliated persons include insiders, i.e. officers, directors and controlling (10%) shareholders. Regulations of the OTS also circumscribe the activities between the bank and its subsidiaries and insiders. Loans to insiders are subject to Sections 22(g) and 22(h) of the FRA and the regulations promulgated thereunder. Among other things, such loans must be made on terms substantially the same as for loans to non-insiders and are subject to the loans to one borrower restrictions. See "Loans to One Borrower Restrictions." Total loans to insiders may not, in the aggregate, exceed the Bank's unimpaired capital and unimpaired surplus.

Change in Control Regulations. Savings and loan holding companies, such as the Company, are prohibited from directly or indirectly acquiring (i) control of another thrift institution or thrift holding company without prior OTS approval,
(ii) another thrift institution or thrift holding company or all or substantially all of the assets of any thrift institution or thrift holding company without prior OTS approval, (iii) more than 5% of the voting shares of another thrift institution or thrift holding company which is not a subsidiary, or (iv) control of an institution not insured by the FDIC.
Savings and loan holding companies are also subject to the Federal Change in Bank Control Act, which imposes additional notification requirements on the Company when it acquires control of an FDIC insured institution.
Additionally, savings associations may not acquire control of banks without the prior approval of the OTS.

Safety and Soundness. On November 18, 1993, the OTS issued proposed regulations that establish (for savings associations but not holding companies) general operational and managerial standards for internal controls and information systems, an internal audit system, loan documentation, credit underwriting, interest rate exposure, asset growth and compensation matters. Savings associations will be required to maintain a ratio of classified assets (generally, substandard or doubtful assets) to total capital (including any general valuation allowance not eligible for inclusion in total capital for risk-based capital purposes) of no more than 1.0, or such lesser ratio required by the OTS. Additionally, a savings association must have minimum earnings sufficient to absorb losses without impairing capital. The proposed regulations generally require a savings association holding company to not pose a serious risk to its savings association subsidiary. The failure of a savings association or holding company to comply with safety and soundness standards will result in the required filing of a compliance plan with the OTS and, potentially, the issuance of an OTS order or other enforcement action.

Possible Restrictions on the Activities of the Corporation and its Subsidiaries. If the OTS determines there is reasonable cause to believe that any of the Company's activities present a risk to the soundness or stability of the Bank, the OTS may restrict the payment of dividends by the Bank, transactions between the Bank and any affiliate or any Bank activity. In addition, if the Bank loses its status as a Qualified Thrift Lender, it could become ineligible to receive FHLB advances and the Company could be subject to significant restrictions on its activities and additional regulation. See "Qualified Thrift Lender Status."

Enforcement Powers. The OTS and the FDIC have substantial enforcement remedies, including civil and criminal penalties, that may be assessed against an institution or an institution's directors, officers, employees, agents or independent contractors for failure to comply with OTS or FDIC regulations, policies and directives. For known violations and under certain other aggravated circumstances, civil or criminal penalties up to $1,000,000 per day may be assessed, as well as jail sentences of up to five years. For lesser violations, penalties of up to $25,000 or $5,000 per day, or lesser jail sentences, may be imposed.

Item 2.PROPERTIES.

The Company's executive offices are located at 1000 Metropolitan Centre, 333 South Seventh Street, Minneapolis, Minnesota. The Bank's executive offices are located at 1600 Radisson Tower, Fargo, North Dakota. At December 31,
1993, the Bank had branch offices located in North Dakota (32), Minnesota (58), Nebraska (26), Iowa (31), Kansas (31), South Dakota (10), Wisconsin (6) and Arizona (2). The Bank has two mortgage loan production offices in Minnesota and one in

Arizona. In addition to its production offices, the Bank has loan officers located in Edina Realty locations. Edina Realty which has 49 real estate sales offices in the states of Minnesota and Wisconsin, has its headquarters located in Edina, Minnesota.  Equity Title, which has 9 closing offices in the states of Minnesota and Wisconsin, is also headquartered in Edina,
Minnesota.   The Company owns and operates 129 of the facilities listed.  The remaining 125 facilities are leased. All of these properties are well maintained and are adequate to meet the Company's immediate needs.

The Company uses computer service bureaus to perform the primary data processing functions on a fee for service basis. The Company owns and leases computers, peripheral equipment and terminals which are used to interface with the service bureau's equipment. Additional information regarding premises and equipment is presented in Note I of Notes to Consolidated Financial Statement on page 43 of the 1993 Annual Report, which is incorporated herein by reference.

Item 3.LEGAL PROCEEDINGS.

The Company is not involved in any pending legal proceedings other than nonmaterial proceedings which arise in the ordinary course of business.

Item 4.SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the quarter ended December 31, 1993.

Item 4A.

EXECUTIVE OFFICERS OF THE REGISTRANT

Name and Age                         Position held with the Company               Other Positions Held During Past Five Years*
                                     on March 23, 1994 and Year First
                                     Elected to Office Indicated
Norman M. Jones (63)                 Chairman of the Board and Chief
                                     Executive Officer - 1983.

William P. Bartkowski (42)           Executive Vice President and Chief           Senior Vice President - 1988 and Vice
                                     Administrative Officer - 1990                President - 1984, Director of Corporate
                                                                                  Communications

Jerry L. Record (53)                 Executive Vice President - 1993;             Chairman and President of American
                                     President and Chief Operating Officer        Charter Federal Savings & Loan
                                     of Metropolitan Federal Bank, fsb - 1993     Association, Lincoln, Nebraska

Steven B. Dewald (33)                Executive Vice President - 1993,             Senior Vice President, Corporate
                                     Chief Financial Officer - 1992               Controller - 1990, and Chief Accounting
                                                                                  Officer - 1989

J. Michael Nilles (63) **            Executive Vice President and                 Partner, Nilles Law Firm, Ltd.
                                     General Counsel - 1990

David J. Melroe (45)                Senior Vice President and
                                    Treasurer - 1986

Ronald J. Peltier (45)              President and Chief Executive                 General Manager, Senior Vice President - 1988
                                    Officer of Edina Realty - 1992                of Edina Realty and General Sales Manager -
                                                                                  1979

[FN]
Executive officers of the Company are elected annually by the Board of Directors and hold office until their successors are duly elected and qualify or until they resign or are replaced by the Board of Directors.

*All officers and positions described are with the Company except as noted.

** J. Michael Nilles and William O. Nilles, Vice Chairman of the Company, are siblings.

PART II

Item 5.MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS.

Information under the caption "Dividends per Common Share" on page 55 and "Common Stock Prices" on page 56 of the 1993 Annual Report are incorporated herein by reference. As of March 9, 1994, there were approximately 3,568 common stock record holders.

MFC has paid quarterly cash dividends on its common stock since the 1985 holding company reorganization and has periodically issued stock dividends on the common stock.

The Board of Directors considers the advisability and amount of each proposed dividend. Future cash dividends on the Company's common stock will be determined on the basis of the Company's income, financial condition, capital needs, regulatory requirements and other factors deemed relevant by the Board. There can be no assurance that cash or stock dividends on the common stock will continue to be declared by the Company.

As a holding company without significant assets other than its equity interest in the Bank and Edina Realty, the Company's ability to pay cash dividends on its common stock primarily depends upon the cash dividends it receives from these subsidiaries. Dividend payments from the Bank are subject to regulation by the OTS. See "Item 1 - Business - Regulation - Restrictions on Dividends" for a discussion of regulatory restrictions on the ability of the Bank to pay dividends. The amount available for payment of dividends by the Bank to the Company for 1994 is $89 million plus the total of current year earnings. Edina Realty's ability to pay dividends is limited by Minnesota's corporate law. Dividends payable by the Bank may also be limited by tax law considerations. In addition, the Company's ability to pay dividends is limited by the Delaware General Corporation Law.

Item 6.

SELECTED FINANCIAL DATA.

Selected Financial Data on pages 16 and 17 of the 1993 Annual Report is incorporated herein by reference.

Item 7.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Management's Discussion and Analysis of Financial Condition and Results of Operations on pages 16 through 32 of the 1993 Annual Report is incorporated herein by reference.

Item 8.FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The Report of Independent Auditors and the Consolidated Financial Statements included on pages 33 through 54 of the 1993 Annual Report are incorporated herein by reference.

Quarterly Results of Operations on page 55 of the 1993 Annual Report are incorporated herein by reference.

Item 9.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

PART III



Item 10.

DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

(a)  Directors of the Registrant.

The information under the captions "Election of Directors-Information about Directors and Nominees" in the Company's 1994 Proxy Statement is incorporated herein by reference.

(b)  Executive Officers of the Registrant.

Information concerning Executive Officers of the Company is included in this Report under Item 4A. "Executive Officers of the Registrant."


Item 11.

EXECUTIVE COMPENSATION.

The information under the caption "Election of Directors-Director Compensation" and "Compensation and Other Benefits" in the Company's 1994 Proxy Statement is incorporated herein by reference.

Item 12.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The information under the caption "Security Ownership of Management" in the Company's 1994 Proxy Statement is incorporated herein by reference.

Item 13.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The information under the caption "Certain Transactions" in the Company's 1994 Proxy Statement is incorporated herein by reference.

PART IV

Item 14.

EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a)(1)  Financial Statements.

The following information appearing in the Company's 1993 Annual Report is incorporated by reference in this Form 10-K Annual Report.

                                                          Pages in
Annual Report Section                                  Annual Report
Consolidated Statements of Condition                         33

Consolidated Statements of Income                            34

Consolidated Statements of Changes in Shareholders' Equity   35

Consolidated Statements of Cash Flows                        36

Notes to Consolidated Financial Statements              37 - 53

(a)(2) Financial Statement Schedules.

All financial statement schedules have been omitted as the required information is inapplicable or has been included in the Consolidated Financial Statements.

(a)(3)  Exhibits.

The exhibits to this Report are listed in the Exhibit Index on pages 13, 14, 15 and 16 herein.

A copy of any of these exhibits will be furnished at a reasonable cost to any person who is a shareholder of the Company as of March 23, 1994, upon receipt from any such person of a written request for any such exhibit. Such requests should be sent to Metropolitan Financial Corporation, 1000 Metropolitan Centre, 333 South Seventh Street, Minneapolis, Minnesota, 55402,
Attention: Patricia Henning, Vice President, Corporate Communications and Investor Relations.

The following is a list of each management contract or compensatory plan or arrangement required to be filed as an Exhibit to this Annual Report on Form 10-K pursuant to Item 14 (c):

(1)             1982 Stock Option Plan and Incentive Plan..............Incorporated by reference to Exhibit 4 to the Company's
                                                                       Registration Statement on Form S-8 (File No. 33-1385).

(2)             1990 Stock Option Plan.................................Incorporated by reference to Exhibit 10.10 to the Company's
                                                                       Registration Statement on Form S-2 (File No. 33-37050).

(3)             Amendment to 1990 Stock Option Plan....................Incorporated by reference to Exhibit 10.12 to the Company's
                                                                       Annual Report on Form 10-K for the year ended December 31,
                                                                       1991 (File No. 1-9018).

(4)             Executive Incentive Compensation Plan..................Incorporated by reference to Exhibit 10.13 to the Company's
                                                                       Annual Report on Form 10-K for the year ended December 31,
                                                                       1991 (File No. 1-9018).

(5)             Supplemental Retirement Arrangement between            Incorporated by reference to a written description thereof the Company and Norman M. Jones........................on page 8 of the Company's Proxy Statement dated March 27,
                                                                       1991 (File No. 1-9018).

(6)             Severance Agreement, dated December 1, 1990, between   Incorporated by reference to Exhibit 10.14 to the Company's the Company and Norman M. Jones....................... Annual Report on Form 10-K for the year ended December 31,
                                                                       1990 (File No. 1-9018).

(7)             Severance Agreement, dated December 1, 1990 between    Incorporated by reference to Exhibit 10.15 to the Company's the Company and Charles D. Kalil...................... Annual Report on Form 10-K for the year ended December 31,
                                                                       1990 (File No. 1-9018).

(8)             Trust Agreement, dated October 19, 1989, between       Incorporated by reference to Exhibit 10.16 to the Company's
                the Company and First Trust National Association,      Annual Report on Form 10-K for the year ended December 31, as Trustee, and Norman M. Jones as Trust Beneficiary... 1990 (File No. 1-9018)

(9)             First Amendment to Trust Agreement, dated October 19,  Incorporated by reference to Exhibit 10.17 to the Company's
                1989, between the Company, First Trust National        Annual Report on Form 10-K for the year ended December 31,
                Association, as Trustee, and Norman M. Jones, as       1990 (File No. 1-9018)
                Trust Beneficiary

(10)            Employee Stock Purchase Plan...........................Incorporated by reference to Exhibit 10.19 to the Company's
                                                                       Annual Report on Form 10-K for the year ended December 31,
                                                                       1991 (File No. 1-9018).

(11)            Non-Employee Director Stock Option Plan............... Incorporated by reference to Exhibit 10.13 to the Company's
                                                                       Annual Report on Form 10-K for the year ended December 31,
                                                                       1992 (File No. 1-9018).

(12)            Directors' Retirement Plan.............................Filed herewith.

(13)            1993 Stock Option and Incentive Plan...................Filed herewith.

(14)            Employment Agreement, dated May 29, 1993, between
                the Company and J. Michael Nilles......................Filed herewith.

(15)            Board resolution setting forth Charles D. Kalil
                compensation...........................................Filed herewith.

(16)            Separation Agreement, dated June 15, 1993, between
                the Company and Stan K. Dardis.........................Filed herewith.

(17)            Executive Management Severance Pay Plan................Filed herewith.

(18)            Executive Management Change in Control Severance Pay
                Plan...................................................Filed herewith.

(b)  Reports on Form 8-K.

During the quarter ended December 31, 1993, the Company filed no Reports on Form 8-K.

SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


METROPOLITAN FINANCIAL CORPORATION

/S/ Norman M. Jones
NORMAN M. JONES
(Duly Authorized Representative)

March 23 ,1994
(Date)


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                          Title                                                       Date
/s/ Norman M. Jones                Chairman, Director and Chief                                March 23, 1994
NORMAN M. JONES                    Executive Officer (Principal Executive Officer)

/s/ Steven B. Dewald               Executive Vice President and Chief                          March 23, 1994
STEVEN B. DEWALD                   Financial Officer (Principal Financial Officer)

/s/  William T. Cox                Senior Vice President and                                   March 23, 1994
WILLIAM T. COX                     Controller (Principal Accounting Officer)

/s/ William O. Nilles              Vice Chairman and Director                                  March 23, 1994
WILLIAM O. NILLES

/s/ Charles D. Kalil               Secretary and Director                                      March 23, 1994
CHARLES D. KALIL

/s/ Lawrence E. Davis              Director                                                    March 23, 1994
LAWRENCE E. DAVIS

/s/ R. Douglas Larsen              Director                                                    March 23, 1994
R. DOUGLAS LARSEN

/s/ William C. Marcil              Director                                                    March 23, 1994
WILLIAM C. MARCIL

/s/ Dr. Trueman E. Tryhus          Director                                                    March 23, 1994
DR. TRUEMAN E. TRYHUS

/s/ Karol D. Emmerich              Director                                                    March 23, 1994
KAROL D. EMMERICH

/s/ Steven G. Rothmeier            Director                                                    March 23, 1994
STEVEN G. ROTHMEIER

METROPOLITAN FINANCIAL CORPORATION
Exhibit Index to Annual Report on Form 10-K
For Fiscal Year Ended December 31, 1993

Item No.     Item                                                         Method of Filing
3.1          Restated Certificate of Incorporation                        Incorporated by reference to Exhibit 4.2 to the
                                                                          Company's Registration Statement on Form S-8 (File No.
                                                                          33-35207).

3.2          Bylaws of the Company as amended                             Filed herewith.

4.1          Specimen form of the Company's Common
             Stock Certificate                                            Incorporated by reference to Exhibit 7 to the
                                                                          Company's Registration Statement Form 8-A  (File No.
                                                                          1-9018).

4.2          Specimen form of Preferred Stock Certificate for
             the Company's $2.875 Cumulative Perpetual
             Preferred Stock, Series B                                    Incorporated by reference to Exhibit 1.1 to the
                                                                          Company's Report on Form 8 dated November 19, 1990,
                                                                          amending the Company's Registration Statement on
                                                                          Form 8-A (file no. 1-9018).

4.3          Certificate of Designations of the Company's
             $2.875 Cumulative Perpetual Preferred Stock,
             Series B                                                     Incorporated by reference to Exhibit 2.1 to the
                                                                          Company's Report on Form 8 dated November 19,
                                                                          1990, amending the Company's Registration
                                                                          Statement on Form 8-A (file no. 1-9018).

4.4          Specimen form of Warrant Certificate                         Incorporated by reference to Exhibit 1.2 to the
                                                                          Company's Report on Form 8 dated November 19,
                                                                          1990, amending the Company's Registration
                                                                          Statement on Form 8-A (File No. 1-9018).

4.5          Warrant Agreement                                            Incorporated by reference to Exhibit 2.2 to the
                                                                          Company's Report on Form 8 dated November 19,
                                                                          1990, amending the Company's Registration
                                                                          Statement on Form 8-A (File No. 1-9018).

4.6          Indenture, dated September 1, 1992, between the Company
             and First Trust National Association, as trustee             Incorporated by reference to Exhibit 4.1 to the
                                                                          Company's Registration Statement on Form S-3 (File
                                                                          No. 33-51522).

10.1         1982 Stock Option Plan and Incentive Plan                    Incorporated by reference to Exhibit 4 to the
                                                                          Company's Registration Statement on Form S-8 (File
                                                                          No. 33-1385).

10.2         Termination Agreement, dated December, 18, 1991,
             among the FDIC, the RTC, the Bank and the Company            Incorporated by reference to Exhibit 10.10 to the
                                                                          Company's Annual Report on Form 10-K for the
                                                                          year ended December 31, 1991 (File No. 1-9018).

10.3         1990 Stock Option Plan                                       Incorporated by reference to Exhibit 10.10 to the
                                                                          Company's Registration Statement on Form S-2
                                                                          (File No. 33-37050).

10.4         Amendment to 1990 Stock Option Plan                          Incorporated by reference to Exhibit 10.12 to the
                                                                          Company's Annual Report on Form 10-K for the
                                                                          year ended December 31, 1991 (File No. 1-9018).

10.5         The Executive Incentive Compensation Plan                    Incorporated by reference to Exhibit 10.13 to the
                                                                          Company's Annual Report on Form 10-K for the
                                                                          year ended December 31, 1991 (File No. 1-9018).

10.6         Supplemental Retirement Arrangement between
             the Company and Norman M. Jones                              Incorporated by reference to a written descrip-
                                                                          tion thereof on page 8 of the Company's Proxy
                                                                          Statement dated March 27, 1991 (File No. 1-9018).

10.7         Severance Agreement dated December 1, 1990,
             between the Company and Norman M. Jones                      Incorporated by reference to Exhibit 10.14 to the
                                                                          Company's Annual Report on Form 10-K for the
                                                                          year ended December 31, 1990 (File No. 1-9018).
10.8         Severance Agreement dated December 1, 1990,
             between the Company and Charles D. Kalil                     Incorporated by reference to Exhibit 10.15 to the
                                                                          Company's Annual Report on Form 10-K for the
                                                                          year ended December 31, 1990 (File No. 1-9018).

10.9         Trust Agreement dated October 19, 1989, between
             the Company and First Trust National Association,
             as Trustee, and Norman M. Jones as Trust Beneficiary         Incorporated by reference to Exhibit 10.16 to the
                                                                          Company's Annual Report on Form 10-K for the
                                                                          year ended December 31, 1990 (File No. 1-9018).
10.10        First Amendment to Trust Agreement dated
             October 19, 1989, between the Company, First
             Trust National Association, as Trustee, and
             Norman M. Jones, as Trust Beneficiary                        Incorporated by reference to Exhibit 10.17 to the
                                                                          Company's Annual Report on Form 10-K for the
                                                                          year ended December 31, 1990 (File No. 1-9018).

10.11        The Employee Stock Purchase Plan                             Incorporated by reference to Exhibit 10.19 to the
                                                                          Company's Annual Report on Form 10-K for the
                                                                          year ended December 31, 1991(File No. 1-9018).

10.12        Non-Employee Director Stock Option Plan                      Incorporated by reference to Exhibit 10.13 to the
                                                                          Company's Annual Report on Form 10-K for the
                                                                          year ended December 31, 1992 (File No. 1-9018).

10.13        Agreement and Plan of Merger, dated July 21, 1992,
             as amended, among the Company, Metropolitan
             Federal Bank, fsb and American Charter Federal
             Savings and Loan Association                                 Incorporated by reference to Exhibit 10.14 to
                                                                          the Company's Annual Report on Form 10-K for
                                                                          the year ended December 31, 1992
                                                                          (File No. 1-9018).

10.14        Agreement and Plan of Merger, dated November 16,
             1992, among the Company, Metropolitan Federal
             Bank, fsb, Western Financial Corporation and Columbia
             Savings Association, F.A.                                    Incorporated by reference to Exhibit 10.15 to the
                                                                          Company's Annual Report on Form 10-K for the
                                                                          year ended December 31, 1992 (File No. 1-9018).

10.15        Directors' Retirement Plan                                   Filed herewith.

10.16        1993 Stock Option and Incentive Plan                         Filed herewith.

10.17        Employment Agreement, dated
             May 29, 1993, between the Company and
             J. Michael Nilles                                            Filed herewith.

10.18        Board resolution setting forth
             Charles D. Kalil compensation                                Filed herewith.

10.19        Separation Agreement, dated
             June 15, 1993, between the Company and
             Stan K. Dardis                                               Filed herewith.

10.20        Executive Management Severance Pay Plan                      Filed herewith.

10.21        Executive Management Change In Control Severance Pay Plan    Filed herewith.

11.1         Computation of Per Share Earnings                            Filed herewith.

13.1         Annual Report to Shareholders (Pages 16 to 56)               Filed herewith.

21.1         Subsidiaries of the Registrant                               Filed herewith.

23.1         Consent of Ernst & Young                                     Filed herewith.