Form 10-Q
period 1994-03-31
METROPOLITAN FINANCIAL CORP /DE/
filed 1994-05-16
CIK 741341

______________________________________________________________________


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON DC  20549
                             ______________________

                                  FORM 10-Q

         X       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
         __          OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the quarterly period ended March 31, 1994

                                      or

         __       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                       OF THE SECURITIES EXCHANGE ACT OF 1934

                           Commission File Number 1-9018

                        METROPOLITAN FINANCIAL CORPORATION
                     _________________________________________
              (Exact Name of Registrant as Specified in its Charter)


        DELAWARE                                        45-0388518
       ___________                                     _____________
(State or Other Jurisdiction of                      (IRS Employer
Incorporation or Organization)                     Identification No.)

333 SOUTH 7TH STREET, MINNEAPOLIS, MINNESOTA               55402
____________________________________________           _____________
(Address of Principal Executive Offices)               (Zip Code)

(Registrant's Telephone Number, Including Area Code)  (612) 399-6000
                                                       _____________

  Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                              YES   X       NO
                                   ___      ___
  Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practical date.

  Common Stock, $.01 Par Value--31,137,608 shares as of April 30, 1994
______________________________________________________________________

                               INDEX
______________________________________________________________________

Part I.  Financial Information                                  Page
______________________________________________________________________

Item 1.  Financial Statements (Unaudited)

         Condensed Consolidated Statements of
           Condition-March 31, 1994 and
           December 31, 1993......................................1

         Condensed Consolidated Statements of
           Income--Three months ended
           March 31, 1994 and 1993................................2

         Condensed Consolidated Statement of
           Changes in Shareholders' Equity--
           Three months ended March 31, 1994......................3

         Condensed Consolidated Statements of
           Cash Flows--Three months ended
           March 31, 1994 and 1993................................4

         Notes to Condensed Consolidated Financial
           Statements--March 31, 1994.............................5


Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations..........8



Part II.  Other Information                                      Page
______________________________________________________________________

Item 4.  Submission of Matters to a Vote of Security Holders.....16

Item 5.  Other Information.......................................16

Item 6.  Exhibits and Reports on Form 8-K........................16

              Signatures.........................................17

CONDENSED CONSOLIDATED STATEMENTS OF CONDITION
(Dollar amounts in thousands, except per share data)
(Unaudited)
                                                                                  March 31,     December 31,
                                                                                    1994           1993
Assets
  Cash and due from banks                                                           $89,251          $85,084
  Short term interest bearing deposits                                               50,644           82,364
  Loans held-for-sale                                                                31,659           60,645
  Securities available-for-sale                                                     604,406          813,293
  Mortgage-backed securities (market: March 31, 1994-$1,092,878;
    December 31, 1993-$954,908)                                                   1,102,019          943,193
  Loans (net of allowance: March 31, 1994-$42,832;
    December 31, 1993-$42,905)                                                    5,479,505        4,585,410
  Federal Home Loan Bank stock, at cost                                              73,062           59,719
  Accrued interest                                                                   42,260           36,817
  Real estate (net of allowance:  March 31, 1994-$7,144;
    December 31, 1993-$9,533)                                                        59,007           56,110
  Office properties and equipment                                                   101,631           91,632
  Goodwill                                                                           90,874           61,517
  Deferred taxes                                                                     57,173           53,089
  Other assets                                                                       73,354           77,912
          Total Assets                                                           $7,854,845       $7,006,785

Liabilities
  Transaction and passbook deposits                                              $1,663,892       $1,560,667
  Certificates                                                                    4,033,849        3,793,968
  Federal Home Loan Bank advances                                                 1,248,141          921,801
  Reverse repurchase agreements                                                     175,000               --
  Other borrowings                                                                  122,428          133,159
  Accrued interest                                                                   45,593           42,485
  Other liabilities                                                                  66,705           50,322
          Total Liabilities                                                       7,355,608        6,502,402

Shareholders' Equity
  Preferred stock, par value
    $.01 per share; authorized 10,000,000
    shares; issued--488,750                                                               5                5
  Common stock, par value $.01 per share; authorized
    60,000,000 shares; issued March 31, 1994-32,217,674 shares,
    December 31, 1993-31,992,275 shares                                                 322              320
  Additional paid-in capital                                                        234,537          231,881
  Retained earnings                                                                 286,453          280,813
  Net unrealized (losses) gains on securities available-for-sale (net of tax)        (1,715)           4,209
  Less:  cost of common stock in treasury; March 31, 1994-1,305,338
    shares; December 31, 1993-813,522 shares                                        (20,365)         (12,845)
          Total Shareholders' Equity                                                499,237          504,383
               Total Liabilities and Shareholders' Equity                        $7,854,845       $7,006,785

See notes to condensed consolidated financial statements

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Dollar amounts in thousands, except per share data)
(Unaudited)

                                                            Three Months Ended
                                                                 March 31,
                                                            1994          1993
Interest Income
  Mortgage-backed securities                           $  22,692     $  32,169
  Loans                                                   95,178        74,557
  Investments                                              4,157         5,347
                                                         122,027       112,073
Interest Expense
  Transaction and passbook deposits                        7,050         8,038
  Certificates                                            46,649        51,080
  Federal Home Loan Bank advances                         12,679         3,628
  Reverse repurchase agreements                              609            --
  Other borrowings                                         2,475         3,332
                                                          69,462        66,078
Net interest income                                       52,565        45,995
  Provision for loan losses                                2,575         1,500
Net interest income after provision for loan losses       49,990        44,495

Noninterest Income
  Gains related to mortgage banking activities               347           525
  Mortgage loan servicing fees                             2,126         2,189
  Realty commission income                                 6,306         5,379
  Title closing fees                                       2,202         1,874
  Service charges on deposit accounts                      3,079         1,885
  Financial services income                                1,835           702
  Other income                                             1,651         1,193
                                                          17,546        13,747
Noninterest Expense
  Compensation and related items                          19,751        20,163
  Occupancy                                                6,474         5,864
  Data processing                                          2,859         2,748
  Advertising                                              2,942         2,909
  Deposit insurance premium                                3,102         2,372
  Amortization of goodwill                                 1,035         1,016
  Real estate owned expense                                  914         1,752
  Other general and administrative                        10,807        12,598
                                                          47,884        49,422

Income Before Income Taxes                                19,652         8,820
  Income tax expense (benefit)                             7,467        (6,467)
          Net Income                                     $12,185       $15,287

Earnings Per Share:
  Primary                                                  $0.37         $0.49
  Fully diluted                                            $0.37         $0.48

See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
(Amounts in thousands, except per share data)
(Unaudited)
                                                                              Net
                                                                           Unrealized
                                                                           Gains (Losses)
                                                      Additional           on Securities                        Total
                    Preferred Stock    Common Stock     Paid-In  Retained    Available-    Treasury Stock  Shareholders'
                    Shares    Amount   Shares   Amount  Capital  Earnings     For-Sale     Shares  Amount       Equity
Balance
  December 31, 1993  488,750      $5   31,992,275  $320 $231,881  $280,813      $4,209    (813,522) $(12,845)  $504,383

Issuance of common stock                  105,610     1    1,825                                                  1,826

Stock options exercised                    85,337     1      669                                                    670

Warrants exercised                         34,452            162                                                    162

Net treasury stock acquired                                                               (491,816)   (7,520)    (7,520)

Net unrealized losses on
  securities available-for-sale                                                 (5,924)                          (5,924)

Dividends declared:
  Preferred                                                            (351)                                       (351)
  Common-$.20 per share                                              (6,194)                                     (6,194)

Net income                                                           12,185                                      12,185

March 31, 1994      488,750       $5    32,217,674  $322 $234,537  $286,453    $(1,715)  (1,305,338) $(20,365) $499,237

See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollar amounts in thousands)
(Unaudited)
                                                                                                        Three Months Ended
                                                                                                             March 31,
                                                                                                        1994          1993
Operating Activities
  Net income                                                                                         $12,185       $15,287
  Reconciliation to cash provided by operating activities:
    Net amortization of loan fees, discounts and premiums                                              6,801         5,744
    Provision for loan losses                                                                          2,575         1,500
    Decrease (increase) in deferred tax asset                                                          3,479        (7,633)
    Depreciation and amortization                                                                      2,692         2,091
    Amortization of goodwill                                                                           1,035         1,016
    Increase in accrued interest receivable                                                           (2,810)       (1,704)
    Increase in accrued interest payable                                                                  54         1,442
                                                                                                     _____________________
          Net Cash Provided by Operating Activities                                                   26,011        17,743

Investing Activities
  Acquisitions of subsidiaries, net of cash received                                                 (50,304)           --
  Increase in loans                                                                                 (267,059)     (258,716)
  Purchase of:
    Loans                                                                                           (466,417)     (100,000)
    Investment securities available-for-sale                                                         (39,475)           --
    Mortgage-backed securities available-for-sale                                                     (9,945)      (17,291)
    Mortgage-backed securities held-to-maturity                                                     (233,446)     (290,053)
  Proceeds from the maturity of investment securities:
    Available-for-sale                                                                               105,528            --
    Held-to-maturity                                                                                      --       193,849
  Proceeds from the sale of:
    Mortgage-backed securities available-for-sale                                                    315,267       143,545
    Loans held-for-sale                                                                               18,255        15,655
    Real estate                                                                                       10,192         6,450
  Principal repayments of mortgage-backed securities:
    Available-for-sale                                                                                82,082           704
    Held-to-maturity                                                                                 113,404        88,259
  Other investing activities                                                                           7,336        32,521
                                                                                                    ______________________
          Net Cash Used by Investing Activities                                                     (414,582)     (185,077)
Financing Activities
  Net increase (decrease) in:
    Short-term borrowings                                                                            175,000            --
    Deposits                                                                                         (90,939)     (103,901)
  Purchase of deposits                                                                                11,105            --
  Proceeds from:
    Federal Home Loan Bank advances                                                                  402,000       240,000
    Issuance of common stock                                                                           1,826         1,914
    Exercise of common stock options and warrants                                                        528         1,118
  Net purchase of stock                                                                               (7,520)          (21)
  Repayment of:
    Federal Home Loan Bank advances                                                                 (120,195)      (34,694)
    Other borrowings                                                                                 (10,731)      (22,653)
  Cash dividends                                                                                      (6,545)       (3,028)
  Other financing activities                                                                           6,489         1,399
                                                                                                     _____________________
          Net Cash Provided by Financing Activities                                                  361,018        80,134
                                                                                                     _____________________
Net Decrease in Cash and Cash Equivalents                                                            (27,553)      (87,200)
Cash and cash equivalents at beginning of year                                                       167,448       252,859
                                                                                                     _____________________
Ending Cash and Cash Equivalents                                                                    $139,895      $165,659

See notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)



NOTE A--Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulations S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals and periodic changes in estimates) considered necessary for a fair presentation have been included.

Operating results for the three months ended March 31, 1994, are not necessarily indicative of the results that may be expected for the year ending December 31, 1994. Amounts have been reclassified to conform to the current period presentation. For further information, refer to the consolidated financial statements and footnotes thereto included in the annual report on Form 10-K for the year ended December 31, 1993.




NOTE B--Income Taxes

Income tax expense (benefit) consisted of the following:

                                                                       Three Months Ended
                                                                      March 31,  March 31,
(In thousands)                                                          1994       1993
Current
  Federal                                                               $3,115  $     (53)
  State                                                                    873        366
                                                                        _________________
                                                                         3,988        313

Deferred
  Federal                                                                2,930     (7,226)
  State                                                                    549        446
                                                                        _________________
                                                                         3,479     (6,780)
                                                                        _________________
                                                                        $7,467    $(6,467)

The provision for federal income taxes differs from the statutory corporate tax rate as follows:

                                                                      Three Months Ended
                                                                     March 31,   March 31,
(In thousands)                                                         1994        1993
Tax statutory rate                                                      $6,878  $   2,999

State income taxes, net of federal benefit                               1,057        531

Change in the deferred tax asset valuation allowance                        --    (10,000)

Tax effect of:
  Amortization of goodwill                                                 362        346
  Other, net                                                              (830)      (343)
                                                                        $7,467  $  (6,467)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)



The components of and changes in the net deferred tax asset were as follows:
                                                                                                  Effect of
                                                                                   Deferred      Acquisitions
                                                                 December 31,      (Expense)       and Other        March 31,
(In thousands)                                                      1993            Benefit      Transactions         1994
Loan fees and discounts                                             $   5,526       $(1,289)                        $   4,237
Discounts on loans and mortgage-backed securities                       9,377           130           $  (898)          8,609
Bad debt deduction                                                      7,220        (1,227)            1,159           7,152
Federal Home Loan Bank stock dividends                                 (6,366)           92            (1,138)         (7,412)
Other                                                                   1,878         1,536             3,967           7,381
                                                                    _________________________________________________________
  Net temporary differences                                            17,635          (758)            3,090          19,967
Carryforwards:
  Federal regular tax operating loss carryforwards                     15,778        (5,212)              251          10,817
  Federal regular tax operating loss carryforwards
    acquired in purchase business combinations                          1,377          (158)            3,701           4,920
  State regular tax operating loss carryforwards                        3,644           (88)               16           3,572
  State regular tax operating loss carryforwards
    acquired in purchase business combinations                          4,709          (440)               --           4,269
  Federal AMT credit carryforwards                                      9,946         3,177               505          13,628
                                                                    _________________________________________________________
       Total carryforwards                                             35,454        (2,721)            4,473          37,206
                                                                    _________________________________________________________
                                                                       53,089        (3,479)            7,563          57,173
Less:  Valuation allowance                                                 --            --                --              --
Deferred tax asset                                                    $53,089       $(3,479)           $7,563         $57,173


The adjustments to the net deferred tax asset in 1994 identified as the "Effect of acquisitions and other transactions" result primarily from the acquisition of Rocky Mountain Financial Corporation and the exercise of compensatory stock options.

A valuation allowance is provided when it is more likely than not, that some portion of the deferred tax asset will not be realized. The
Company established a valuation allowance for a portion of the operating loss carryforwards as a result of unresolved matters with taxing authorities. During 1993, certain tax issues were resolved which were previously considered in management's assessment of the valuation allowance. As a result, the Company reduced the valuation allowance by $10 million during the first quarter of 1993. The remaining $6.5 million valuation allowance was eliminated in the last half of 1993. Approximately $10.6 million of the change in the deferred tax asset valuation allowance ($10 million in first quarter 1993) was allocated as a reduction of income tax expense. At March 31, 1994, the Company had the following net operating loss carryforwards available for income tax purposes:

                                                          Expiration
(Dollars in thousands)                                 Date       Amount
Federal regular tax
  operating loss carryforwards
  acquired through business
  combinations                                     1995-2002     $13,366

Federal regular tax operating
  loss carryforwards from
  other than business
  combinations                                          2005      29,071
                                                                  42,437
Federal AMT operating loss
  carryforwards                                    1995-2002     $14,718

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)


NOTE C--Acquisitions

On March 25, 1994, the Bank completed the acquisition of Rocky Mountain Financial Corporation ("RMFC"), and its federally chartered thrift subsidiary Rocky Mountain Bank, FSB ("Rocky Mountain"), Cheyenne, Wyoming. Pursuant to the stock purchase agreement, the Bank purchased all of the outstanding stock of RMFC, which was liquidated and dissolved and Rocky Mountain was merged into the Bank. Total consideration of $64.2 million was paid in cash to the stockholders of RMFC, after consideration of approximately $3.0 million of transaction expenses.
The transaction was accounted for as a purchase. Rocky Mountain had assets of $537 million and deposits of $428 million as of March 25, 1994. The results of operations of RMFC and Rocky Mountain for the period March 26, 1994 through March 31, 1994 have been included in the Company's consolidated first quarter results.

In addition, on March 11, 1994, the Bank completed the acquisition of $12.5 million in deposits of two branches of Pioneer Federal Savings and Loan Association, a failed thrift in Kansas.

Unaudited pro forma income and income per share information as if RMFC and Rocky Mountain had been combined with the Company at the beginning of each of the respective periods is as follows:

                                                     Three Months Ended
(Amounts in thousands, except                             March 31,
 per share data)                                     1994          1993
Net Interest Income                               $56,085       $49,998

Net Income                                         13,170        16,474

Per Share Data:
  Primary                                           $0.40         $0.52
  Diluted                                           $0.40         $0.52


MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Unaudited)


The Company

Metropolitan Financial Corporation (the "Company") is a regional financial services holding company. The Company's mission is to be the premier provider of community financial and home ownership services throughout its markets by offering exceptional value to its customers, resulting in profitable growth, fulfilling careers and community enhancement. The primary operations of the Company are in North Dakota, Minnesota, Nebraska, Iowa, Kansas, South Dakota, Wisconsin, Wyoming and Arizona.

The Company operates a Federal Deposit Insurance Corporation ("FDIC") insured consumer savings bank, Metropolitan Federal Bank, fsb (the "Bank"), which concentrates on the traditional thrift business of soliciting deposits and making residential mortgage and other secured consumer loans. The Company's residential real estate brokerage subsidiary, Edina Realty, Inc. ("Edina Realty"), and title company subsidiary, Equity Title Services ("Equity Title"), are among Minnesota's largest providers of their respective services. Edina Realty and Equity Title conduct their business in Minnesota and western Wisconsin. Certain financial services products like annuities, uninsured investments, such as mutual funds, and insurance are provided to customers through a subsidiary operating as Metropolitan Financial Services ("MFS").

Recent Acquisitions

On March 25, 1994, the Bank completed the acquisition of Rocky Mountain Financial Corporation ("RMFC") and its bank subsidiary, Rocky Mountain Bank, FSB. ("Rocky Mountain"). Rocky Mountain had assets and deposits of approximately $537 million and $428 million at March 25, 1994, respectively. The Bank paid RMFC shareholders approximately $64.2 million in cash as consideration after payment of approximately $3.0 million of transaction expenses.

On March 11, 1994, the Bank completed the acquisition of approximately $12.5 million in deposits of two branches of Pioneer Federal Savings and Loan Association, a failed thrift in Kansas.

Results of Operations

Overview. The Company earned net income of $12.2 million or $.37 per fully diluted share for the quarter ended March 31, 1994, compared to $15.3 million or $.48 per share for the first quarter of 1993. Pretax income increased to $19.7 million, up $10.9 million or 122.8 percent from the first quarter last year. The results of the first quarter of 1993 reflect a net tax credit of $6.5 million resulting from a $10 million tax benefit associated with a reduction of the deferred tax asset valuation allowance. The reduction of the valuation allowance resulted from the favorable resolution of a number of outstanding tax issues raised by the Internal Revenue Service for which the Company had established reserves.

Net Interest Income. The Company earned net interest income of $52.6 million for the first quarter of 1994, an increase of $6.6 million or
14.3 percent from the $46.0 million for the same period in 1993. Net interest income increased $10.7 million during the first quarter of 1994, due to asset growth associated with acquisitions, new loan production and loan and mortgage-backed securities purchases, compared to the same period in 1993. The decrease in the net interest margin from 3.26 percent in the first quarter of 1993 to 3.15 percent during the same quarter in 1994 had an offsetting impact of reducing net interest income by $4.1 million. The net interest margin began to narrow in early 1993 reflecting reduced average yields on earning assets resulting from the high rate of prepayments which continued in the first two months of the current quarter. Recent increases in interest rates are expected to result in a reduced level of mortgage prepayments.

The net margin of 3.15 percent for the first quarter of 1994 represents a decrease of 11 basis points from the same period in 1993. For the quarter, yields on interest earning assets declined at a faster pace than declines in rates paid on interest-bearing liabilities resulting in the reduced net interest margin. The weighted average rate paid on interest bearing liabilities decreased 51 basis points to 4.27 percent for the quarter ended March 31, 1994, while yields earned on interest earning assets decreased 61 basis points to 7.32 percent during the same period. Growth in equity has also increased the net interest margin as it has effectively provided funds for earning assets with no direct cost.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS--CONTINUED
(Unaudited)

                                                        Three Months Ended March 31, 1994
                                                              vs. Same Period in 1993
                                                            Increase (Decrease) Due To
(In thousands)                                            Volume        Rate        Total
Interest Income
  Mortgage-backed securities                            $ (6,756)   $  (2,721)   $(9,477)
  Loans                                                   30,254       (9,633)    20,621
  Investments and other                                   (1,449)         259     (1,190)
    Total Interest Income                                 22,049      (12,095)     9,954

Interest Expense
  Transaction and passbook deposits                          490       (1,478)      (988)
  Certificates                                             1,437       (5,868)    (4,431)
  FHLB advances                                            9,359         (308)     9,051
  Reverse repurchase agreements                              609           --        609
  Other borrowings                                          (554)        (303)      (857)
    Total Interest Expense                                11,341       (7,957)     3,384
    Increase in Net Interest Income                      $10,708    $  (4,138)  $  6,570

[FN]
The Rate/Volume Analysis presents the dollar amount of changes in interest income and interest expense for interest earning assets and interest bearing liabilities. The table distinguishes between the changes related to average outstanding balances (changes in volume holding the average interest rate constant) and changes related to average interest rates (changes in average interest rates holding the initial balance constant.) Changes in rate/volume (changes in rate times the changes in volume) are allocated ratably between the rate and volume variances.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS--CONTINUED
(Unaudited)


Yields Earned and Rates Paid. The following table presents for the periods indicated average interest earning assets and the related interest income, and average interest bearing liabilities and the related interest expense, expressed both in dollars and percentages.


                                                            Three Months Ended March 31,
                                                      1994                          1993
                                                                    Yields                                Yields
                                            Average                   and         Average                   and
(Dollars in thousands)                      Balance     Interest     Rates        Balance     Interest     Rates
Assets
Mortgage-backed securities               $1,410,870    $  22,692      6.43%    $1,819,241     $ 32,169      7.07%
Loans                                     4,956,424       95,178      7.68      3,423,833       74,557      8.71
Investment securities and other
  interest earning assets                   301,904        4,157      5.51        407,984        5,347      5.24

     Total Interest Earning Assets        6,669,198     $122,027      7.32%    $5,651,058     $112,073      7.93%

Cash and due from banks                      72,451                                57,675
Other assets                                379,461                               411,255

Total Assets                             $7,121,110                            $6,119,988

Liabilities & Shareholders' Equity
Transaction and passbook deposits        $1,521,393     $  7,050      1.85%    $1,429,921     $  8,038      2.25%
Certificates                              3,785,620       46,649      4.93      3,679,686       51,080      5.55
FHLB advances                             1,001,195       12,679      5.07        263,863        3,628      5.50
Reverse repurchase agreements                70,000          609      3.48             --           --        --
Other borrowings                            128,655        2,475      7.69        156,389        3,332      8.52

     Total Interest Bearing Liabilities   6,506,863       69,462      4.27%     5,529,859       66,078      4.78%

  Other liabilities                         110,491                               158,401
  Shareholders' equity                      503,756                               431,728

Total Liabilities &
  Shareholders' Equity                   $7,121,110                            $6,119,988

Net Interest Income                                      $52,565                               $45,995

Gross Interest Margin                                                 3.05%                                 3.15%

Net Interest Margin                                                   3.15%                                 3.26%


MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS--CONTINUED
(Unaudited)




Asset and Liability Management. The Company is subject to interest rate risk to the extent that its interest earning assets reprice or mature differently than its interest bearing liabilities. The Company manages interest rate risk through production of interest earning assets with repricing or maturity characteristics similar to its retail deposit funding source, as well as concentrating on the gathering of retail deposits which match the repricing and maturity characteristics of the assets produced. This strategy emphasizes the production of fifteen year fixed rate, five and seven year balloon and adjustable rate mortgage loans and consumer loans. The Company augments its interest rate risk management strategy by purchasing assets or borrowing funds with comparable maturity and repricing characteristics to its loans or deposits. Finally, when considered necessary and cost effective, the Company uses hedging instruments, such as interest rate caps and swaps, to reduce its exposure to interest rate risk.

An industry gauge of exposure to interest rate risk is the one year interest rate sensitivity "gap" (the difference between interest earning assets and interest bearing liabilities maturing or repricing within one year). See table below. The Company mitigates its exposure to interest rate risk by striving to maintain a neutral "gap" between the maturities of its interest earning assets and interest bearing liabilities. This strategy results in a stable net interest margin in periods of either rising or falling interest rates.


                                                                        Maturing or Repricing in
                                                      1 Year        Over 1 to        Over 3 to       Over 5
(Dollars in thousands)                                or Less        3 Years          5 Years         Years        Total
Interest Earning Assets
  Mortgage-backed securities
    Fixed rate                                     $    390,384    $   334,782    $  193,751    $    122,360    $1,041,277
    Adjustable rate                                     530,111             --            --              --       530,111
                                                        920,495        334,782       193,751         122,360     1,571,388
  Loans
    Real estate
        Fixed rate                                      373,029        520,150       434,000       1,353,123     2,680,302
        Adjustable rate                               1,040,926        124,709            --              --     1,165,635
    Consumer and other                                  724,964        870,724        37,758          74,613     1,708,059
  Investment securities and other                       189,420         27,084        33,393           8,846       258,743
                                                      3,248,834      1,877,449       698,902       1,558,942     7,384,127
Interest Bearing Liabilities
  Transaction and savings accounts                      800,260        191,449       191,832         480,351     1,663,892
  Certificate accounts                                2,402,694      1,166,586       175,614         288,955     4,033,849
  Borrowings                                            529,399        440,993       391,117         184,060     1,545,569
                                                      3,732,353      1,799,028       758,563         953,366     7,243,310

Net Gap                                                (483,519)        78,421       (59,661)        605,576   $   140,817
Cumulative Gap                                        $(483,519)     $(405,098)    $(464,759)   $    140,817            --
Cumulative ratio of interest earning
  assets to interest bearing liabilities                  87.05%         92.68%        92.61%         101.94%
Cumulative ratio of Gap to total
  interest earning assets                                 (6.55)%        (5.49)%       (6.29)%          1.91%


[FN]
Major balance sheet categories in the preceding table are based on estimated mortgage loan and mortgage-backed securities prepayment rates ranging from 4% to 50% depending on maturity and yield. Assets available for sale are included in the 1 year or less category if there is a firm sale commitment outstanding. Assets available-for-sale without a firm commitment are based on their contractual maturity considering amortization and prepayments. Passbook savings and checking account balances assume a 10% annual decay rate and money market demand and tiered rate savings accounts are included in the one year or less category. Loan balances, which are prior to discounts and the allowance for loan losses, include non accrual loans.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS--CONTINUED
(Unaudited)


Provision for loan losses. The provision for loan losses reflects management's estimate of the allowance for loan losses necessary to provide for anticipated credit losses. The provision for loan losses was $2.6 million for the first quarter of 1994, compared with $1.5 million in the first quarter of 1993. The increase in the provision reflects an overall increase in the loan portfolio of $1.9 billion, or 54 percent from a year ago. The Company anticipates further growth in the loan portfolio and commensurate increases in the provision throughout 1994. Also, see Nonperforming Assets and Allowance for Loan Losses.

Noninterest Income. Noninterest income in the first quarter of 1994 was $17.5 million, an increase of $3.8 million, or 27.6 percent, from the first quarter of 1993. Realty commissions from the company's real estate brokerage subsidiary, Edina Realty, were up 17.2 percent to $6.3 million reflecting continued strength of the real estate market and acquisitions during the past year. Edina Realty continues to be one of the largest residential real estate brokerage companies in the Twin Cities, of Minneapolis and St. Paul, participating in more than 40 percent of all residential real estate transactions. Title closing fees from the title services subsidiary, Equity Title, were up 17.5 percent to $2.2 million. Financial services income was up 161.4 percent to $1.8 million. Financial services income represents commission associated with the sales of fixed and variable annuities, mutual funds and other uninsured financial products. Service charges on deposits accounts and other income increased 53.7 percent to $4.7 million. The increase is a result of acquisitions and the strategic evaluation of fees and implementation of a new fee structure for deposit accounts.

Noninterest Expense. Noninterest expense in the first quarter of 1994 was $47.9 million, compared with $49.4 million in the first quarter of 1993. Included in the first quarter of 1993 is a one-time charge of $4.0 million related to the closing of 17 retail bank offices and other reorganization activities. Excluding this charge, noninterest expense increased $2.5 million, or 5.5 percent, from the prior year's first quarter, reflecting the banking and real estate brokerage acquisition activity. The bank-only efficiency ratio, defined as noninterest expense less amortization of goodwill and real estate expense as a percent of net interest income before the provision for loan losses and noninterest income, improved to 55 percent in the first quarter of 1994 from 62 percent in the first quarter of 1993.

Compensation, occupancy, data processing, advertising and amortization of goodwill expense increased $361 thousand, or 1.1 percent, reflecting the acquisitions during the past year of Eureka Savings Bank, fsb and Western Financial Corporation and its subsidiary, Columbia Savings Association, F.A. Both companies were located in Kansas and had combined assets of $813 million. Deposit insurance premiums increased $730 thousand reflecting deposit growth associated with acquisitions, as the rate paid for insurance premiums has remained constant. Real estate owned expense declined $838 thousand as a result of improved results from certain income-producing properties, as well as a reduction in charge-offs.

Income Taxes. The provision for income taxes was $7.5 million in the first quarter of 1994, compared with a net tax credit of $6.5 million (which included a $10 million tax benefit) recognized in the first quarter of 1993. The $10 million benefit in the first quarter of 1993 resulted from the favorable resolution of a number of outstanding tax issues raised by the Internal Revenue Service for which the Company had earlier established an allowance.

Loan Portfolio. The Company's loan portfolio totaled $5.5 billion at March 31, 1994, an increase of $.9 billion from December 31, 1993. The increase is due to new production of residential mortgage and consumer loans, as well as the addition of loans through acquisitions and wholesale purchases.

Consumer loan originations and origination of first mortgage loans for the purchase or construction of one to four family residential property continue to be the main emphasis of the Company. Of the $.9 billion increase in loans in 1994, $.6 billion related to residential real estate mortgage loans and $.3 billion related to consumer loans. While the level of refinancings has subsided from the elevated 1993 levels, the Company believes that acquisitions and the introduction of new mortgage loan products will provide future increases in mortgage loan originations. The Company's current policy is to sell agency conforming FHA/VA 30-year fixed rate mortgage loans, thus significantly reducing interest rate risk.

The Company generally maintains the servicing rights on mortgage loans sold to preserve the customer relationship, create opportunities to cross sell other banking services and generate fee income.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS--CONTINUED
(Unaudited)


                                                  March 31,     December 31,
(In thousands)                                      1994            1993
Real Estate:
  Residential (One to four family)               $3,266,137       $2,700,214
  Commercial                                        524,271          513,870
  Construction                                       23,871           12,185
Commercial                                           10,951            6,402
Manufactured home                                    41,213           41,797
Consumer and other                                1,655,894        1,353,847
                                                  5,522,337        4,628,315
Less:
  Allowance for loan losses                          42,832           42,905
                                                 $5,479,505       $4,585,410


Nonperforming Assets and Allowance for Loan Losses. Nonperforming assets are nonaccruing loans and real estate owned. The Company places loans on a nonaccrual status when the loans are contractually delinquent more than 90 days. The table below presents a summary of nonperforming assets at the dates indicated.

Nonperforming assets at March 31, 1994, totaled $98.8 million, a decrease of $16.6 million, or 14.4 percent from the $115.4 million total reported at December 31, 1993. The decrease is principally related to the sale or disposition of commercial real estate. The allowance for loan losses at March 31, 1994, remained relatively consistent with year end 1993 at $42.8 million. The allowance for loan losses as a percentage of nonperforming loans increased from 70.0 percent at December 31, 1993 to 102.5 percent at March 31, 1994. Nonperforming loans to total loans and nonperforming assets to total assets decreased to .76 percent and 1.26 percent, respectively, at March 31, 1994 from 1.32 percent and 1.65 percent at year end 1993, respectively. Charge-offs associated with consumer loans increased to $3.3 million for the first quarter of 1994 due principally to increases in the consumer loan portfolio, principally in the indirect auto portfolio.


                                                          March 31,     December 31,
(In thousands)                                               1994          1993
Nonperforming Loans:
  Single family                                             $16,383        $  15,150
  Commercial real estate                                     20,962           42,330
  Non real estate                                             4,443            3,810
                                                            ________________________
                                                             41,788           61,290

Real Estate Owned:
  Single family                                               8,329            6,857
  Commercial real estate                                     48,702           47,277
                                                            ________________________
                                                             57,031           54,134
                                                            ________________________
                                                            $98,819         $115,424


MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS--CONTINUED
(Unaudited)



Mortgage-Backed Securities and Available-For-Sale Securities. Mortgage-backed securities held for investment totaled $1.1 billion at March 31, 1994, compared to $.9 billion at December 31, 1993. The slight increase in mortgage-backed securities relates to wholesale purchases of adjustable rate mortgage-backed securities during the first quarter of 1994. Securities available-for-sale decreased slightly from year end 1993 to $604 million at March 31, 1994, principally as a result of the settlement of certain sales transactions executed in the fourth quarter of 1993.

Sources of Funds. Deposits at March 31, 1994, totaled $5.7 billion, an increase of $343 million or 6.4 percent from the December 31, 1993 total of $5.3 billion. The increase is due to the acquisition of Rocky Mountain offset by general deposit outflow as a result of depositors reinvesting their funds in mutual funds and other non FDIC insured instruments, consistent with current industry experience.

Capital Adequacy. Shareholders' equity decreased to $499,237 million at March 31, 1994, a decrease of $5.1 million or 1 percent from December 31, 1993. The decrease is related to the recording of an unrealized loss associated with securities available-for-sale as a result of increases in interest rates and, correspondingly, decreases in the market values. Shareholders' equity as a percentage of assets was 6 percent at March 31, 1994. Common shareholders' equity at March 31, 1994 was $487,018 million or $15.75 per share compared with $493,075 or $15.79 per share at December 31, 1993.

Under minimum regulatory capital regulations issued by the OTS, thrift institutions are required to meet the following three capital requirements:

Tangible Capital Requirement--Generally, this requirement measures an institution's tangible capital, as defined in the regulations, after deductions for certain intangible assets and investments in certain subsidiaries. Tangible capital must meet or exceed 1.50 percent of adjusted total assets, as defined in the regulations.

Core Capital Requirement--This requirement measures an institution's core capital (tangible capital plus includable supervisory goodwill,) less deductions for certain intangible assets and investments in certain subsidiaries that are, on the whole, not as substantial as those mandated under the tangible capital measurement. The core capital of a thrift must meet or exceed 3 percent of adjusted total assets.

Risk-Based Capital Requirement--The risk-based capital ratio measures capital adequacy, taking into account the level of risk of an institution's assets. The OTS has also issued a rule which creates an interest rate risk component which potentially increases and institution's risk-based capital requirement. In sum, institutions with more than a "normal" amount of interest rate risk are required to maintain additional total capital. The Bank is currently not subject to any additional risk-based capital requirements related to interest rate risk. As of March 31, 1994, a thrift's risk-based capital must meet or exceed 8 percent of risk adjusted assets.

The Bank, including its subsidiaries, exceeded the fully phased-in capital requirements at March 31, 1994, as detailed below:


                                       Metropolitan
                                     Federal Bank, fsb     July 1, 1994
                                      and Subsidiaries     Requirement
Capital Measure                         Consolidated     (Fully Phased In)
Tangible Capital                            5.61%               1.50%
Core Capital                                5.99%               3.00%
Risk Based Capital                         10.42%               8.00%

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS--CONTINUED
(Unaudited)



In September 1992, the Federal Deposit Insurance Company ("FDIC") issued standards by which thrifts will be rated in determining their deposit insurance assessments. The Company qualifies as a "well capitalized" institution as defined by the FDIC, which places it in the lowest premium range established by the FDIC.

Part II.	OTHER INFORMATION



Item 4.  Submission of Matters to a Vote of Security Holders.

         The following is a report of the voting results of the Registrant's May 4, 1994, Annual Meeting of Shareholders:

         1. Three directors, William O. Nilles, Charles D. Kalil and Karol D. Emmerich were elected for three year terms expiring in 1997. A total of 26,600,054; 26,600,660; and
             26,714,230 votes were cast in favor of the election of Mr. Nilles, Mr. Kalil and Ms. Emmerich, respectively and 752,521; 751,919; and 638,349 votes were withheld, respectively. There were no broker non-votes. The terms of the six other directors continued after the meeting.
             R. Douglas Larsen, William C. Marcil and Steven G.
             Rothmeier have one	year remaining, expiring in 1995
             and Norman M. Jones, Truman E. Tryhus and Lawrence E. Davis have two years remaining, expiring in 1996.

         2. The Company's 1993 Stock Incentive Plan (the "Plan") was approved. The Plan provides for the grant to participating eligible recipients of the Company and its subsidiaries of stock options, including both incentive and non-statutory stock options, restricted stock awards, performance units, stock bonuses and stock appreciation rights. The purpose of the plan is to advance the interest of the Company and its stockholders by enabling the Company to attract and retain the services of experienced and knowledgeable employees. 15,078,947 votes were cast in favor of the proposal, while 5,506,464 voted against and 357,710 abstained. There were 6,469,719 broker non-votes.

         3.  The Company's Directors' Retirement Plan was approved.
             The Plan provides for benefits to eligible directors for a period after they cease to be directors equal to the period of their service on the Board. 21,951,617 votes were cast in favor of the proposal, while 5,014,215 voted against and 386,747 abstained. There were 16 broker non-votes.

         4. The appointment of Ernst & Young as auditors of the Company for the fiscal year ending December 31, 1994 was ratified. 26,987,462 votes were cast in favor of the appointment while 171,254 voted against and 193,863 abstained. There were 7 broker non-votes.

         There were 30,923,586 shares of common stock of the Company outstanding on March 9, 1994, the record date. There were present at the Annual Meeting in person or by proxy 27,352,849 shares of common stock of the Company entitled to vote.

Item 5.  Other Information.

         The Board of Directors of the Company declared an increase of 10 cents or 100 percent in the regular quarterly dividend to 20 cents per common share. The dividend was payable April 29, 1994 to shareholders of record at the close of business on April 15, 1994.

Item 6.  Exhibits and Reports on Form 8-K.

(a)  Exhibits

         11.1 Computation of Net Income Per Common Share

(b)  Reports on Form 8-K

         During the quarter ended March 31, 1994, the Company did not file any reports on Form 8-K.

SIGNATURES




     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                     METROPOLITAN FINANCIAL CORPORATION




Date    5/16/94                    /s/ Norman M. Jones
      __________                   NORMAN M. JONES
                                   Chairman and Chief Executive Officer
                                   (Principal Executive Officer)


Date    5/16/94                    /s/ Steven B. Dewald
      ___________                  STEVEN B. DEWALD
                                   Executive Vice President and Chief
                                     Financial Officer
                                   (Principal Financial Officer)


Date    5/16/94                    /s/ William T. Cox
      ____________                 WILLIAM T. COX
                                   Senior Vice President and Controller
                                   (Principal Accounting Officer)

                       METROPOLITAN FINANCIAL CORPORATION
                             Exhibit Index to 10-Q
                        For Quarter Ended March 31, 1994

Item No.          Item                                     Method of Filing
______________________________________________________________________________

11.1              Computation of Per Share Earnings........Filed herewith.