Form 10-Q
period 1994-06-30
METROPOLITAN FINANCIAL CORP /DE/
filed 1994-08-15
CIK 741341

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON DC  20549
                              --------------------

                                   FORM 10-Q

     [X]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                       For the quarter ended June 30, 1994

                                        or


     [_]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                          Commission File Number 1-9018


                       METROPOLITAN FINANCIAL CORPORATION
                       ----------------------------------
             (Exact Name of Registrant as Specified in its Charter)


          DELAWARE                                           45-0388518
- - -------------------------------                          ------------------
(State of Other Jurisdiction of                            (IRS Employer
Incorporation or Organization)                           Identification No.)

333 SOUTH 7TH STREET, MINNEAPOLIS, MINNESOTA                    55402
- - --------------------------------------------               --------------
(Address of Principal Executive Offices)                     (Zip Code)

(Registrant's Telephone Number, Including Area Code)       (612) 399-6000
                                                         ------------------


  Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              YES   X       NO
                                  -----        -----
  Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practical date.

                Common Stock, $.01 Par Value--31,311,900 shares,
                       excluding shares held in treasury,
                              as of July 31, 1994
- - ------------------------------------------------------------------------------

                                     INDEX

- - ------------------------------------------------------------------------------------------------------------------------------


PART I.          FINANCIAL INFORMATION                                                                           PAGE
- - ------------------------------------------------------------------------------------------------------------------------------


Item 1.          Financial Statements (Unaudited)

                 Condensed Consolidated Statements of
                 Condition--June 30, 1994, December 31, 1993, and June 30, 1993............                       1

                 Condensed Consolidated Statements of Income--Three and six months ended
                 June 30, 1994 and 1993....................................................                       2

                 Condensed Consolidated Statements of Changes in
                 Shareholders' Equity--Six months ended June 30, 1994......................                       3

                 Condensed Consolidated Statements of Cash Flows--Six
                 months ended June 30, 1994 and 1993.......................................                       4

                 Notes to Condensed Consolidated Financial Statements--June 30, 1994.......                       5

 Item 2.         Management's Discussion and Analysis of Financial Condition
                 and Results of Operations.................................................                       8






PART II.         OTHER INFORMATION                                                                               PAGE
- - ------------------------------------------------------------------------------------------------------------------------------

Item 1.          Legal Proceedings.........................................................                       17

Item 6.          Exhibits and Reports on Form 8-K..........................................                       17

                         Signatures........................................................                       18

CONDENSED CONSOLIDATED STATEMENTS OF CONDITION
(Dollar amounts in thousands, except share and per share data)
(Unaudited)

- - --------------------------------------------------------------------------------
                                               JUNE 30,  DECEMBER 31,   JUNE 30,
                                                 1994        1993         1993
- - --------------------------------------------------------------------------------
ASSETS
   Cash and due from banks                   $   74,362  $   85,084   $   78,899
   Short-term interest bearing deposits          44,451      82,364       81,453
   Loans held-for-sale                           38,571      60,645      109,352
   Securities available-for-sale                616,889     813,293      243,748
   Investment securities (market: June
    30, 1994-$49,000; June 30, 1993-
    $189,362)                                    50,000          --      184,719
   Mortgage-backed securities (market:
    June 30, 1994-$1,500,463; December 31,
    1993-$954,908; June 30, 1993-$1,647,228)  1,552,743     943,193    1,615,012
   Loans (net of allowance: June 30,
    1994-$40,266; December 31, 1993-$42,905;
    June 30, 1993-$45,838)                    5,161,966   4,585,410    4,136,763
   Federal Home Loan Bank stock, at cost         82,169      59,719       72,702
   Accrued interest                              44,968      36,817       41,665
   Real estate (net of allowance: June
    30, 1994-$5,876; December 31, 1993-
    $9,533; June 30, 1993-$8,474)                42,507      56,110       65,237
   Office properties and equipment              101,658      91,632       79,085
   Goodwill                                      88,954      61,517       61,093
   Deferred taxes                                56,987      53,089       45,668
   Other assets                                  58,299      77,912       89,874
- - --------------------------------------------------------------------------------
       TOTAL ASSETS                          $8,014,524  $7,006,785   $6,905,270
- - --------------------------------------------------------------------------------

LIABILITIES
   Transaction and passbook deposits         $1,542,527  $1,560,667   $1,549,193
   Certificates                               4,088,468   3,793,968    3,931,069
   Federal Home Loan Bank advances            1,480,495     921,801      707,473
   Reverse repurchase agreements                162,000          --           --
   Other borrowings                             118,148     133,159      140,167
   Accrued interest                              51,205      42,485       47,938
   Other liabilities                             69,164      50,322       56,478
- - --------------------------------------------------------------------------------
       TOTAL LIABILITIES                      7,512,007   6,502,402    6,432,318

SHAREHOLDERS' EQUITY
   Preferred stock, par value $.01 per
    share; authorized - 10,000,000 shares;
    issued - 488,750 shares                           5           5            5
   Common stock, par value $.01 per
    share; authorized - 60,000,000 shares;
    issued June 30, 1994 - 32,492,678
    shares; December 31, 1993 - 31,992,275
    shares; June 30, 1993 - 30,918,555
    shares                                          325         320          309
   Additional paid-in capital                   237,225     231,881      171,818
   Retained earnings                            294,266     280,813      302,398
   Net unrealized (losses) gains on
    securities available-for-sale (net
    of tax)                                      (8,414)      4,209           --
   Less cost of common stock in
    treasury - 1,339,238 shares at
    June 30, 1994; 813,522 shares at
    December 31, 1993; 121,734 shares
    at June 30, 1993                            (20,890)    (12,845)      (1,578)
- - --------------------------------------------------------------------------------
    TOTAL SHAREHOLDERS' EQUITY                  502,517     504,383      472,952
- - --------------------------------------------------------------------------------
    TOTAL LIABILITIES AND SHAREHOLDERS'
     EQUITY                                  $8,014,524  $7,006,785   $6,905,270
- - --------------------------------------------------------------------------------

See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Dollar amounts in thousands, except per share data)
(Unaudited)

- - ---------------------------------------------------------------------------------------------------------
                                                  THREE MONTHS ENDED                 SIX MONTHS ENDED
                                               JUNE 30,        JUNE 30,         JUNE 30,         JUNE 30,
                                                 1994            1993             1994             1993
- - ---------------------------------------------------------------------------------------------------------
INTEREST INCOME
   Mortgage-backed securities                  $ 24,589        $ 31,882        $ 47,281          $ 64,051
   Loans                                        106,106          79,338         201,284           153,895
   Investments                                    4,681           4,406           8,838             9,753
- - ---------------------------------------------------------------------------------------------------------
                                                135,376         115,626         257,403           227,699
INTEREST EXPENSE
   Transaction and passbook deposits              7,834           6,858          14,884            14,896
   Certificates                                  49,023          50,503          95,672           101,583
   Federal Home Loan Bank advances               18,298           6,725          30,977            10,353
   Reverse repurchase agreements                  1,714              --           2,323                --
   Other borrowings                               2,334           3,001           4,809             6,333
- - ---------------------------------------------------------------------------------------------------------
                                                 79,203          67,087         148,665           133,165

NET INTEREST INCOME                              56,173          48,539         108,738            94,534
   Provision for loan losses                      3,000           2,400           5,575             3,900
- - ---------------------------------------------------------------------------------------------------------
NET INTEREST INCOME AFTER PROVISION
   FOR LOAN LOSSES                               53,173          46,139         103,163            90,634

NONINTEREST INCOME
   (Losses)/gains related to mortgage
      banking activities                           (253)          3,452              94             3,977
   Mortgage loan servicing fees (expense)         2,959            (240)          5,085             1,949
   Realty commission income                      11,162          10,901          17,468            16,280
   Title closing fees                             3,176           4,401           5,378             6,275
   Service charges on deposit accounts            3,435           2,957           6,514             4,842
   Financial services income                      2,150             803           3,985             1,505
   Other income                                   2,093           1,455           3,744             2,648
- - ---------------------------------------------------------------------------------------------------------
                                                 24,722          23,729          42,268            37,476

NONINTEREST EXPENSE
   Compensation and related items                22,636          18,405          42,387            38,568
   Occupancy                                      6,775           5,855          13,249            11,719
   Data processing                                3,087           2,605           5,946             5,353
   Advertising                                    3,595           2,582           6,537             5,491
   Deposit insurance premium                      3,343           2,454           6,445             4,826
   Amortization of goodwill                       1,410           1,021           2,445             2,037
   Real estate owned                                399           1,758           1,313             3,510
   Other general and administrative              13,365          10,452          24,172            23,050
- - ---------------------------------------------------------------------------------------------------------
                                                 54,610          45,132         102,494            94,554
- - ---------------------------------------------------------------------------------------------------------

INCOME BEFORE INCOME TAXES                       23,285          24,736          42,937            33,556
   Income tax expense                             8,845           9,582          16,312             3,115
- - ---------------------------------------------------------------------------------------------------------
     NET INCOME                                $ 14,440        $ 15,154        $ 26,625          $ 30,441
- - ---------------------------------------------------------------------------------------------------------

EARNINGS PER SHARE:
   Primary                                        $0.44           $0.47           $0.81             $0.95
   Fully diluted                                  $0.44           $0.47           $0.81             $0.95
- - ---------------------------------------------------------------------------------------------------------

See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(Amounts in thousands, except share and per share data)
(Unaudited)

- - -----------------------------------------------------------------------------------------------------------------------------------
                                                                                 Net
                                                                              Unrealized
                                                                            Gains (Losses)
                                                         Additional          On Securities                          Total
                      Preferred Stock    Common Stock     Paid-in    Retained  Available-       Treasury Stock   Shareholders'
                     Shares     Amount  Shares   Amount   Capital    Earnings   For-Sale      Shares     Amount     Equity
- - -----------------------------------------------------------------------------------------------------------------------------------

BALANCE              488,750    $ 5   31,992,275   $32O  $231,881    $280,813   $  4,209      (813,522)  $(12,845)  $504,383
 DECEMBER 31, 1993

Issuance of common stock                 195,125      2     3,137                                                      3,139

Stock options exercised                  145,363      1     1,453                                                      1,454

Warrants exercised                       159,915      2       754                                                        756

Net treasury stock acquired                                                                   (525,716)    (8,045)    (8,045)

Net unrealized losses on
  securities available-for-sale                                                  (12,623)                            (12,623)

Dividends declared:
 Preferred                                                               (702)                                          (702)
 Common-$.40 per share                                                (12,470)                                       (12,470)

Net income                                                             26,625                                         26,625
- - -----------------------------------------------------------------------------------------------------------------------------------

BALANCE              488,750    $ 5   32,492,678   $325  $237,225    $294,266   $ (8,414)   (1,339,238)  $(20,890)  $502,517
 JUNE 30, 1994
- - -----------------------------------------------------------------------------------------------------------------------------------


See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollar amounts in thousands)
(Unaudited)

- - -------------------------------------------------------------------
                                          Six Months Ended June 30,
                                             1994            1993
- - -------------------------------------------------------------------
OPERATING ACTIVITIES
   Net Income                             $  26,625       $  30,441
   Reconciliation to cash provided by
    operating activities:
      Net amortization of loan fees,
       discounts and premiums                14,319          14,845
      Provision for loan losses               5,575           3,900
      Decrease in deferred tax asset          7,922           2,952
      Depreciation and amortization           5,292           4,330
      Amortization of goodwill                2,445           2,038
      Net change in trading securities     (138,514)       (120,553)
      Increase in accrued interest
       receivable                            (5,518)         (2,033)
      Increase in accrued interest
       payable                                5,666           3,299
- - -------------------------------------------------------------------
          NET CASH USED BY OPERATING
           ACTIVITIES                       (76,188)        (60,781)

INVESTING ACTIVITIES
   Acquisitions of subsidiaries, net of
    cash received                           (49,794)          8,888
   Increase in loans                       (335,244)       (388,143)
   Purchase of:
      Loans                                (466,417)       (100,013)
      Investment securities
       available-for-sale                   (79,950)             --
      Investment securities
       held-to-maturity                     (50,000)             --
      Mortgage-backed securities
       held-to-maturity                    (233,446)       (290,053)
   Proceeds from the maturity of
    investment securities:
      Available-for-sale                    108,182              --
      Held-to-maturity                           --         250,043
   Proceeds from the sale of:
      Mortgage-backed securities
       available-for-sale                   242,407              --
      Loans held-for-sale                    34,768          62,084
      Real estate                            31,367          16,362
   Principal repayments of
    mortgage-backed securities:
      Available-for-sale                    123,112           7,892
      Held-to-maturity                      183,330         243,615
   Other investing activities                12,011          10,076
- - -------------------------------------------------------------------
          NET CASH USED BY INVESTING
           ACTIVITIES                      (479,674)       (179,249)

FINANCING ACTIVITIES
   Net increase (decrease) in:
      Short-term borrowings                 162,000              --
      Deposits                             (157,685)       (227,622)
   Purchase of deposits                      11,080              --
   Proceeds from:
      Federal Home Loan Bank advances       942,000         515,000
      Issuance of common stock                3,139           4,734
      Exercise of common stock options
       and warrants                           1,755           1,847
   Purchase of treasury stock                (8,045)           (636)
   Repayment of:
      Federal Home Loan Bank advances      (427,782)       (108,519)
      Other borrowings                      (15,011)        (26,179)
   Cash dividends                           (13,172)         (6,467)
   Other financing activities                 8,948          (4,635)
- - -------------------------------------------------------------------
           NET CASH PROVIDED BY
            FINANCING ACTIVITIES            507,227         147,523
- - -------------------------------------------------------------------
   NET DECREASE IN CASH AND CASH
    EQUIVALENTS                             (48,635)        (92,507)
   Cash and Cash equivalents at
    beginning of year                       167,448         252,859
- - -------------------------------------------------------------------
   ENDING CASH AND CASH EQUIVALENTS       $ 118,813       $ 160,352
- - -------------------------------------------------------------------

See notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

- - -----------------------------------------------------------------------------

NOTE A -- BASIS OF PRESENTATION

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

Operating results for the three and six months ended June 30, 1994, are not necessarily indicative of the results that may be expected for the year ended December 31, 1994. Amounts in 1993 have been reclassified to conform to the current period presentation. For further information, refer to the consolidated financial statements and footnotes thereto included in the annual report on Form 10-K for the year ended December 31, 1993.

NOTE B -- INCOME TAXES

Income tax expense (benefit) consisted of the following:


                                               Three Months Ended             Six Months Ended
                                            June 30,       June 30,        June 30,       June 30,
(In thousands)                                1994           1993            1994           1993
- - --------------------------------------------------------------------------------------------------
CURRENT
   Federal                                   $3,441         $  126          $6,556          $   73
   State                                        961           (275)          1,834              91
- - --------------------------------------------------------------------------------------------------
                                              4,402           (149)          8,390             164

DEFERRED
   Federal                                    4,111          7,901           7,041             675
   State                                        332          1,830             881           2,276
- - --------------------------------------------------------------------------------------------------
                                              4,443          9,731           7,922           2,951
- - --------------------------------------------------------------------------------------------------
                                             $8,845         $9,582         $16,312          $3,115
- - --------------------------------------------------------------------------------------------------


The provision for federal income taxes differs from that computed at the statutory corporate tax rate as follows:
                                              Three Months Ended              Six Months Ended
                                            June 30,       June 30,        June 30,       June 30,
(In thousands)                                1994           1993            1994           1993
 -------------------------------------------------------------------------------------------------
Tax statutory rate                           $8,149         $8,410         $15,027       $ 11,409

State income taxes, net of federal
 benefit                                      1,299          1,373           2,356          1,904

Change in the deferred tax asset
 valuation allowance                             --             --             --         (10,000)
Tax effect of:
   Amortization of goodwill                     362            347            724             693
   Other, net                                  (965)          (548)        (1,795)           (891)
- - --------------------------------------------------------------------------------------------------
                                             $8,845         $9,582        $16,312        $  3,115
- - --------------------------------------------------------------------------------------------------

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
- - --------------------------------------------------------------------------------

The components of and changes in the net deferred tax asset were as follows:

                                                                 Effect of
                                                    Deferred   Acquisitions
                                      December 31,  (Expense)    and Other    June 30,
(In thousands)                               1993     Benefit   Transactions     1994
- - ---------------------------------------------------------------------------------------
Loan fees and discounts                    $ 5,526   $ (2,518)       $   --     $ 3,008
Discounts on loans and
 mortgage-backed securities                  9,377       (529)          (898)     7,950
Bad debt deduction                           7,220     (2,443)         1,159      5,936
Federal Home Loan Bank stock dividends      (6,366)     1,560         (1,138)    (5,944)
Other                                        1,878      2,895          8,092     12,865
- - ---------------------------------------------------------------------------------------
   Net temporary differences                17,635     (1,035)         7,215     23,815
Carryforwards:
   Federal regular tax operating loss
    carryforwards                           15,778    (11,658)           375      4,495
   Federal regular tax operating loss
    carryforwards acquired in purchase
    business combinations                    1,377       (711)         3,701      4,367
   State regular tax operating loss
    carryforwards                            3,644       (130)            24      3,538
   State regular tax operating loss
    carryforwards acquired in purchase
    business combinations                    4,709       (908)            --      3,801
   Federal ATM credit carryforwards          9,946      6,520            505     16,971
- - ---------------------------------------------------------------------------------------
      Total carryforwards                   35,454     (6,887)         4,605     33,172
- - ---------------------------------------------------------------------------------------
                                           $53,089   $ (7,922)       $11,820    $56,987
Less: Valuation allowance                       --         --             --         --
- - ---------------------------------------------------------------------------------------
Deferred tax asset                         $53,089   $ (7,922)       $11,820    $56,987
- - ---------------------------------------------------------------------------------------

The adjustments to the net deferred tax asset in 1994 identified as the "Effect of acquisitions and other transactions" result primarily from the acquisition of Rocky Mountain Financial Corporation, the exercise of compensatory stock options, and changes in deferred taxes associated with changes in unrealized gains/losses associated with securities available-for-sale.

A valuation allowance is provided when it is more likely than not, that some small portion of the deferred tax asset will not be realized. The Company previously established a valuation allowance for a portion of the operating loss carryforwards as a result of unresolved matters with taxing authorities. During 1993, certain tax issues were resolved which were previously considered in management's assessment of the valuation allowance. As a result, the Company reduced the valuation allowance by $10 million during the first quarter of 1993. The remaining $6.5 million valuation allowance was eliminated in the last half of 1993. Approximately $10.6 million of the change in the deferred tax asset valuation allowance ($10 million in first quarter 1993) was allocated as a reduction of income tax expense.

At June 30, 1994, the Company had the following net operating loss carryforwards available for income tax purposes:

                                     Expiration
(Dollars in thousands)             Date     Amount
- - ---------------------------------------------------
Federal regular tax
 operating loss carryforwards
 acquired through business
 combinations                    1995-2002  $11,786

Federal regular tax operating
 loss carryforwards from
 other than business
 combinations                         2005   12,807
- - ---------------------------------------------------
                                             24,593
- - ---------------------------------------------------
Federal AMT operating loss
 carryforwards                   1995-2002  $13,137
- - ---------------------------------------------------

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

- - --------------------------------------------------------------------------------

NOTE C -- ACQUISITIONS

On March 25, 1994, Metropolitan Federal Bank (the "Bank") completed the acquisition of Rocky Mountain Financial Corporation ("RMFC"), and its federally chartered thrift subsidiary Rocky Mountain Bank, fsb ("Rocky Mountain"), Cheyenne, Wyoming. Pursuant to the stock purchase agreement, the Bank purchased all of the outstanding stock of RMFC, which was liquidated and dissolved and Rocky Mountain was merged into the Bank. Total consideration of $64.2 million was paid in cash to stockholders of RMFC, after consideration of approximately $3.0 million of transaction expenses. The transaction was accounted for as a purchase. Rocky Mountain had assets of $537 million and deposits of $428 million as of March 25, 1994.

The results of operations of RMFC and Rocky Mountain for the period March 26, 1994 through June 30, 1994 have been included in the Company's consolidated results for the six months ended June 30, 1994.

In addition, on March 11, 1994, the Bank completed the acquisition of $12.5 million in deposits of two branches of Pioneer Federal Savings and Loan Association, a failed thrift in Kansas.

Unaudited pro forma income and income per share information as if RMFC and Rocky Mountain had been combined with the Company at the beginning of each of the respective periods is as follows:


                                          Three Months Ended   Six Months Ended
(Amounts in thousands,                         June 30,            June 30,
 except per share data)                     1994      1993      1994      1993
- - --------------------------------------------------------------------------------
Net Interest Income                        $56,173   $53,210  $112,594  $103,543

Net Income                                  14,440    17,415    27,500    34,759

Per Share Data:
   Primary                                 $  0.44   $  0.54  $   0.85  $   1.10
   Diluted                                 $  0.44   $  0.54  $   0.85  $   1.10
- - --------------------------------------------------------------------------------

NOTE D -- DEFINITIVE AGREEMENT

On July 21, 1994, the Company announced that it had signed a definitive purchase agreement to be acquired by First Bank System, Inc. ("FBS"). FBS will exchange .6803 shares of FBS common stock for each common share of the Company resulting in a per share price of $24.66. In addition, each outstanding share of Series B preferred stock of the Company will be converted into the right to receive $27.00 (plus accumulated and unpaid dividends) in cash and the outstanding warrants to purchase 249,100 shares of common stock of the Company will be converted to warrants to purchase 169,642 shares of FBS common stock at $6.96 per share. The exchange ratio for common stock of the Company is subject to change based upon changes in FBS stock price under certain circumstances. The aggregate purchase price is approximately $800 million and either company can terminate the agreement if the average price of FBS common stock is less than $29.50 during a specified period. In addition, the Company has issued FBS an option to purchase up to 19.9% of the outstanding shares of the Company's common stock under certain circumstances. The transaction is expected to close in the first quarter of 1995, pending regulatory and shareholder approval, and will be accounted for as a pooling of interests.

FBS is a regional bank holding company headquartered in Minneapolis with assets of $25.9 billion. FBS provides complete financial services to individuals and institutions through nine banks and other financial service companies with 220 offices primarily in Minnesota, Colorado, Illinois, Montana, North Dakota, South Dakota, and Wisconsin.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Unaudited)
- - --------------------------------------------------------------------------------

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

RECENT ACQUISITIONS

On March 25, 1994, the Bank completed the acquisition of Rocky Mountain Financial Corporation ("RMFC") and its bank subsidiary, Rocky Mountain Bank, fsb ("Rocky Mountain"). Rocky Mountain had assets and deposits of approximately $537 million and $428 million at March 25, 1994, respectively. The Bank paid RMFC shareholders approximately $64.2 million in cash as consideration after payment of approximately $3.0 million of transaction expenses.

On March 11, 1994, the Bank completed the acquisition of approximately $12.5 million in deposits of two branches of Pioneer Federal Savings and Loan Association, a failed thrift in Kansas.

DEFINITIVE AGREEMENT

On July 21, 1994, the Company announced that it had signed a definitive purchase agreement to be acquired by First Bank System, Inc. ("FBS"). FBS is a regional bank holding company headquartered in Minneapolis with assets of $25.9 billion. The Companies, had previously announced on July 1, 1994 that they had signed a letter of intent. FBS will exchange .6803 shares of FBS common stock for each common share of the Company resulting in a per share price of $24.66 based upon FBS closing stock price of $36.25 on July 20, 1994. In addition, each outstanding share of Series B preferred stock of the Company will be converted into the right to receive $27.00 (plus accumulated and unpaid dividends) in cash and the outstanding warrants to purchase 249,100 shares of common stock of the Company will be converted into warrants to purchase 169,642 shares of FBS common stock at $6.96 per share. The exchange ratio for common stock of the Company is subject to change based upon changes in FBS stock price under certain circumstances. The aggregate purchase price is approximately $800 million. The exchange ratio will be adjusted if the average of the closing price of FBS common stock is less than $33.00 for the 20 trading days ending three business days prior to the last date of both companies meetings of shareholders. In that event, the exchange ratio would be multiplied by the quotient of $33.00 divided by the average price. In addition, if the average price is greater than $40.50, the exchange ratio would be adjusted by multiplying the ratio by the quotient of $40.50 divided by the average price. Either company can terminate the agreement if the average price of FBS common stock is less than $29.50. In addition, the Company has issued FBS an option to purchase up to 19.9% of the outstanding shares of the Company's common stock under certain circumstances.

The transaction is expected to close in the first quarter of 1995, pending regulatory and shareholder approval, and would be accounted for as pooling of interests.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS--CONTINUED
(Unaudited)
- - --------------------------------------------------------------------------------

RESULTS OF OPERATIONS

OVERVIEW. The Company earned net income of $14.4 million or $0.44 per fully diluted share for the quarter ended June 30, 1994, compared to $15.2 million or $0.47 per share for the second quarter of 1993. The results of the second quarter of 1993 reflect gains related to mortgage banking activities of $3.5 million compared to a $.3 million loss in the second quarter of 1994. Earnings for the first six months of 1994 totaled $26.6 million or $0.81 per share, compared with $30.4 million, or $0.95 per share in the first half of 1993. The current year results are fully taxed while the prior year results include a tax benefit of $10 million, or $.32 per share, recognized in the first quarter of 1993 associated with a reduction of the deferred tax asset valuation allowance. The reduction of the valuation allowance resulted from the favorable resolution of a number of outstanding tax issues raised by the Internal Revenue Service for which the Company had previously established reserves.

NET INTEREST INCOME. The Company earned net interest income of $56.2 million for the second quarter of 1994, an increase of $7.6 million or 15.7 percent from the $48.5 million for the same period in 1993. The improvement in net interest income from the second quarter of 1993 reflects increases in the residential mortgage and consumer loan portfolios from acquisitions and wholesale purchases offset by decreases in the net interest margin. Average earning assets in the second quarter of 1994 increased to $7.4 billion, up from $6.0 billion a year ago. Single family mortgage loan production during the second quarter of 1994 totaled $331.4 million compared with $457.7 million in the second quarter of 1993 reflecting a softening of the real estate market as interest rates have increased.

The net interest margin was 3.02 percent in the second quarter of 1994 compared with 3.15 percent in the first quarter of 1994 and 3.24 percent in the second quarter of 1993. The net interest margin began to narrow a year ago reflecting reduced average yields on earning assets resulting from the high rate of prepayments in the mortgage-backed securities and mortgage loan portfolios. During the first quarter of 1994, mortgage loan prepayments began to decrease as market interest rates began to climb. While the decrease in mortgage loan prepayments continued during the second quarter of 1994, the rise in interest rates resulted in increased rates paid on retail deposits and FHLB borrowings in advance of related increases in loan yields as reflected in the lower net interest margin.

The increase in average earning assets from the second quarter of 1993 to the second quarter of 1994 increased net interest income by $11.5 million. The decrease in the net interest margin from 3.24 percent in the second quarter of 1993 to 3.02 percent during the same quarter in 1994 had an offsetting impact of reducing net interest income by $3.9 million.

The weighted average rate paid on interest bearing liabilities decreased 25 basis points to 4.33 percent for the quarter ended June 30, 1994, as compared with the second quarter of 1993, while yields earned on interest bearing assets decreased 44 basis points to 7.28 percent during the same period. Growth in equity has also increased the net interest margin as it has effectively provided funds for earning assets with no direct cost.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- CONTINUED
(Unaudited)

- - ---------------------------------------------------------------------------------------------------------------
                                            -------------------------------------------------------------------
                                            Three Months Ended June 30, 1994    Six Months Ended June 30, 1994
                                                 vs. Same Period in 1993           vs. Same Period in 1993
                                            -------------------------------------------------------------------
                                                Increase (Decrease) Due to        Increase (Decrease) Due to
(In thousands)                               Volume       Rate        Total        Volume      Rate     Total
- - ---------------------------------------------------------------------------------------------------------------
INTEREST INCOME
   Mortgage-backed securities                $(5,392)    $(1,901)    $(7,293)    $(12,135) $ (4,635)   $(16,770)
   Loans                                      34,590      (7,822)     26,768       64,875   (17,486)     47,389
   Investments and other                        (291)        566         275       (1,780)      865        (915)
- - ---------------------------------------------------------------------------------------------------------------
        Total Interest Income                 28,907      (9,157)     19,750       50,960   (21,256)     29,704

INTEREST EXPENSE
   Transaction and passbook deposits             778         198         976        1,227    (1,239)        (12)
   Certificates                                4,543      (6,023)     (1,480)       5,930   (11,841)     (5,911)
   Federal Home Loan Bank advances            10,804         769      11,573       20,227       397      20,624
   Reverse repurchase agreements               1,714          --       1,714        2,323        --       2,323
   Other borrowings                             (420)       (247)       (667)        (730)     (794)     (1,524)
- - ---------------------------------------------------------------------------------------------------------------
        Total Interest Expense                17,419      (5,303)     12,116       28,977   (13,477)     15,500
- - ---------------------------------------------------------------------------------------------------------------
        INCREASE IN NET INTEREST INCOME      $11,488     $(3,854)    $ 7,634      $21,983  $ (7,779)   $ 14,204
===============================================================================================================

  The Rate/Volume Analysis presents the dollar amount of changes in interest income and interest expense for interest earning assets and interest bearing liabilities. The table distinguishes between the changes related to average outstanding balances (changes in volume holding the average interest rate constant) and changes related to average interest rates (changes in average interest rates holding the initial balance constant). Changes in rate/volume (changes in rate times the changes in volume) are allocated ratably between the rate and volume variances.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS--CONTINUED
(Unaudited)
- - --------------------------------------------------------------------------------

YIELDS EARNED AND RATES PAID. The following table presents for the periods indicated average interest earning assets and the related interest income, and average interest bearing liabilities and the related interest expense, expressed both in dollars and percentages.

                                               Three Months Ended June 30,
                                           1994                           1993
                             -----------------------------------------------------------
                                                   Yields                         Yields
(Dollars in thousands)        Average                and     Average                and
(Unaudited)                   Balance    Interest   Rates    Balance    Interest   Rates
- - ----------------------------------------------------------------------------------------
ASSETS
   Mortgage-backed
    securities               $1,533,850  $ 24,589    6.41%  $1,864,472  $ 31,882    6.84%
   Loans                      5,603,647   106,106    7.57    3,806,293    79,338    8.34
   Investment securities and
     other interest earning
     assets                     300,793     4,681    6.22      321,146     4,406    5.49
- - ----------------------------------------------------------------------------------------
        Total Interest
         Earning Assets       7,438,290   135,376    7.28    5,991,911   115,626    7.72
   Cash and due from banks       76,418                         67,387
   Other assets                 437,501                        361,524
                             ----------                     ----------
          TOTAL ASSETS       $7,952,209                     $6,420,822
                             ----------                     ----------

LIABILITIES & SHAREHOLDERS'
 EQUITY
   Transaction and
    passbook deposits        $1,619,976  $  7,834    1.93%  $1,461,258  $  6,858    1.88%
   Certificates               4,050,308    49,023    4.84    3,703,678    50,503    5.45
   Federal Home Loan Bank
    advances                  1,365,591    18,298    5.36      555,503     6,725    4.84
   Reverse repurchase
    agreements                  165,428     1,714    4.14           --        --      --
   Other borrowings             119,831     2,334    7.79      140,960     3,001    8.52
- - ----------------------------------------------------------------------------------------
       Total Interest
        Bearing Liabilities   7,321,134    79,203    4.33    5,861,399    67,087    4.58

   Other liabilities            129,352                        105,487
   Shareholders' equity         501,723                        453,936
                             ----------                     ----------
          TOTAL LIABILITIES
            & SHAREHOLDERS'
            EQUITY           $7,952,209                     $6,420,822
                             ----------                     ----------
NET INTEREST INCOME                      $ 56,173                       $ 48,539
GROSS INTEREST MARGIN                                2.95%                          3.14%
NET INTEREST MARGIN                                  3.02%                          3.24%


                                                Six Months Ended June 30,
                                           1994                           1993
                              -----------------------------------------------------------
                                                    Yields                         Yields
(Dollars in thousands)         Average                and     Average                and
(Unaudited)                    Balance    Interest   Rates    Balance    Interest   Rates
- - -----------------------------------------------------------------------------------------
ASSETS
   Mortgage-backed
    securities                $1,472,741  $ 47,281    6.42%  $1,842,263  $ 64,051    6.95%
   Loans                       5,287,036   201,284    7.61    3,614,158   153,895    8.52
   Investment securities and
     other interest earning
     assets                      301,332     8,838    5.87      364,325     9,753    5.35
- - -----------------------------------------------------------------------------------------
        Total Interest
         Earning Assets        7,061,109   257,403    7.29    5,820,746   227,699    7.84
   Cash and due from banks        73,279                         62,558
   Other assets                  405,058                        388,226
                              ----------                     ----------
          TOTAL ASSETS        $7,539,446                     $6,271,530
                              ----------                     ----------

LIABILITIES & SHAREHOLDERS'
 EQUITY
   Transaction and
    passbook deposits         $1,570,957  $ 14,884    1.89%  $1,445,676  $ 14,896    2.06%
   Certificates                3,918,695    95,672    4.88    3,691,751   101,583    5.50
   Federal Home Loan Bank
    advances                   1,184,399    30,977    5.23      410,489    10,353    5.04
   Reverse repurchase
    agreements                   117,978     2,323    3.94           --       --      --
   Other borrowings              124,201     4,809    7.74      148,917     6,333    8.51
- - ----------------------------------------------------------------------------------------
       Total Interest
        Bearing Liabilities    6,916,230   148,665    4.30    5,696,833   133,165    4.71
   Other liabilities             119,913                        131,800
   Shareholders' equity          503,303                        442,897
                              ----------                     ----------
        TOTAL LIABILITIES
          & SHAREHOLDERS'
          EQUITY              $7,539,446                     $6,271,530
                              ----------                     ----------
NET INTEREST INCOME                       $108,738                       $ 94,534
GROSS INTEREST MARGIN                                 2.99%                          3.13%
NET INTEREST MARGIN                                   3.08%                          3.25%

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS--CONTINUED
(Unaudited)
- - --------------------------------------------------------------------------------

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


                                                            Maturing or Repricing in
                                          -------------------------------------------------------------
                                            1 Year      Over 1 to   Over 3 to     Over 5
(Dollars in thousands)                      or Less      3 Years     5 Years       Years       Total
- - -------------------------------------------------------------------------------------------------------
INTEREST EARNING ASSETS
   Mortgage-backed securities
      Fixed rate                          $  277,214   $  433,077   $ 318,667   $  444,560   $1,473,518
      Adjustable rate                        524,579           --          --           --      524,579
- - -------------------------------------------------------------------------------------------------------
                                             801,793      433,077     318,667      444,560    1,998,097

   Loans
      Real estate
          Fixed rate                         332,343      500,388     407,728    1,038,610    2,279,069
          Adjustable rate                  1,022,658      111,965          --           --    1,134,623
          Consumer and other                 782,443      889,229      65,288       90,151    1,827,111
   Investment securities and other           261,323       63,126      14,840        8,866      348,155
- - -------------------------------------------------------------------------------------------------------
                                           3,200,560    1,997,785     806,523    1,582,187    7,587,055
INTEREST BEARING LIABILITIES
   Transaction and savings accounts          757,056      174,122     174,472      436,877    1,542,527
   Certificate accounts                    2,523,437    1,092,475     164,864      307,692    4,088,468
   Borrowings                                667,422      598,322     345,867      149,032    1,760,643
- - -------------------------------------------------------------------------------------------------------
                                           3,947,915    1,864,919     685,203      893,601    7,391,638
- - -------------------------------------------------------------------------------------------------------

Net Gap                                     (747,355)     132,866     121,320      688,586   $  195,417
- - -------------------------------------------------------------------------------------------------------
   Cumulative Gap                         $ (747,355)  $ (614,489)  $(493,169)  $  195,417           --
- - -------------------------------------------------------------------------------------------------------
   Cumulative ratio of interest earning
      assets to interest bearing
       liabilities                             81.07%       89.43%      92.41%      102.64%
   Cumulative ratio of Gap to total
      interest earning assets                 (9.85)%      (8.10)%     (6.50)%        2.58%
- - -------------------------------------------------------------------------------------------------------

Major balance sheet categories in the preceding table are based on estimated mortgage loan and mortgage-backed securities prepayment rates ranging from 4% to 45% depending on maturity and yield. Assets available-for-sale are included in the 1 year or less category if there is a firm sale commitment outstanding. Assets available-for-sale without a firm commitment are based on their contractual maturity considering amortization and prepayments. Passbook savings and checking account balances assume a 10% annual decay rate and money market demand and tiered rate savings accounts are included in the one year or less category. Loan balances, which are prior to discounts and the allowance for loan losses, include non-accrual loans.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS--CONTINUED
(Unaudited)
- - --------------------------------------------------------------------------------

PROVISION FOR LOAN LOSSES. The provision for loan losses reflects management's estimate of the allowance for loan losses necessary to provide for anticipated credit losses. The provision for loan losses was $3.0 million in the second quarter of 1994 compared with $2.4 million in the second quarter of 1993. The increase in the provision reflects overall increases in the loan portfolio of $1.0 billion, or 24.8 percent, from a year ago. The Company anticipates further growth in the loan portfolio and commensurate increases in the provision throughout the remainder of 1994. Also, see Nonperforming Assets and Allowance for Loan Losses.

NONINTEREST INCOME. Noninterest income in the second quarter of 1994 was $24.7 million, an increase of $1.0 million, or 4.2 percent, from the second quarter of 1993. Excluding net gains and losses associated with mortgage banking activities, noninterest income in the second quarter increased $4.7 million, or
23.2 percent. Gains associated with mortgage banking activities totaled $3.5 million in the second quarter of 1993 compared with losses of $0.3 million recorded in the current year's second quarter reflecting the effect of rising interest rates. The current quarter results include $1.8 million of noninterest income from the acquired operations of Western Financial Corporation, Eureka Savings Bank and Rocky Mountain Financial Corporation. These acquisitions were completed on June 11, 1993, August 6, 1993 and March 25, 1994, respectively.


Realty commissions from the Company's real estate brokerage subsidiary, Edina Realty, were $11.2 million, up 2.4 percent from the second quarter of 1993. The increase reflects acquisitions during the past year. Edina Realty continues to be one of the largest residential real estate brokerage companies in the Twin Cities, of Minneapolis and St. Paul, participating in more than 40 percent of all residential real estate transactions.

Title closing fees from the title services subsidiary, Equity Title, declined to $3.2 million from $4.4 million a year ago reflecting the softening of the real estate market. Financial services income from the sale of mutual funds and annuities totaled $2.2 million, up 167.8 percent from the second quarter of 1993. Service charges on deposit accounts and other income were $5.5 million, an increase of 25.3 percent from a year ago. The increase is a result of acquisitions and the strategic evaluation of fees and implementation of a new fee structure for deposit accounts.

NONINTEREST EXPENSE. Noninterest expense in the second quarter of 1994 was $54.6 million compared with $45.1 million in the second quarter of 1993. Included in the second quarter of 1994 are expenses of $5.6 million related to operations of recent bank acquisitions. The bank-only efficiency ratio, defined as noninterest expense less amortization of goodwill and real estate expense as a percent of net interest income before the provision for loan losses and noninterest income, was 59 percent in the second quarter of 1994, compared with 55 percent in the first quarter of 1994 and 54 percent in the second quarter of 1993.


Compensation, occupancy, data processing, advertising and amortization of goodwill expense increased $7.0 million, or 23.1 percent, reflecting the acquisitions during the past year. Deposit insurance premiums increased $0.9 million reflecting deposit growth associated with acquisitions, as the rate paid for insurance premiums has remained constant. Real estate owned expense declined $1.4 million as a result of improved results from certain income-producing properties as well as a reduction in charge-offs. Other general and administrative expenses increased $2.9 million, or 27.9 percent, primarily reflecting the effect of acquisitions.


Included in the first six months of 1993 was a one-time charge of $4.0 million related to the closing of 17 retail bank offices and other reorganization activities.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS--CONTINUED
(Unaudited)
- - --------------------------------------------------------------------------------

INCOME TAXES. The provision for income taxes was $8.8 million in the second quarter of 1994 compared with $9.6 million in the second quarter of 1993. The provision for income taxes for the first six months of 1994 was $16.3 million compared with $3.1 million (which included a $10 million tax benefit recognized in the first half of 1993.) The $10 million benefit in the first quarter of 1993 resulted from the favorable resolution of a number of outstanding tax issues raised by The Internal Revenue Service for which the Company had earlier established reserves.

LOAN PORTFOLIO. The Company's loan portfolio totaled $5.2 billion at June 30, 1994, an increase of $577 million from December 31, 1993. The increase is due to new production of residential mortgage and consumer loans, as well as the addition of loans through acquisition offset by the securitization of approximately $500 million of 15 year fixed rate loans into mortgage-backed securities.

Consumer loan origination and origination of first mortgage loans for the purchase or construction of one to four family residential property continue to be the main emphasis of the Company. Of the $577 million increase in loans in 1994, $162 million related to residential real estate mortgage loans and $421 million related to consumer loans. The Company's current policy is to sell all agency conforming 30-year fixed rate mortgage loans, thus significantly reducing interest rate risk.

The Company generally maintains the servicing rights on mortgage loans sold to preserve the customer relationship, create opportunities to cross sell other banking services and generate fee income.



                                        June 30,   December 31,
(In thousands)                            1994         1993
- - ---------------------------------------------------------------
Real Estate:
   Residential (One to four family)    $2,862,050    $2,700,214
   Commercial                             497,300       513,870
   Construction                            15,772        12,185
Commercial                                 13,681         6,402
Manufactured home                          38,545        41,797
Consumer and other                      1,774,884     1,353,847
- - ---------------------------------------------------------------
                                        5,202,232     4,628,315
Less:
   Allowance for loan losses               40,266        42,905
- - ---------------------------------------------------------------
                                       $5,161,966    $4,585,410
- - ---------------------------------------------------------------

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS--CONTINUED
(Unaudited)
- - --------------------------------------------------------------------------------

NONPERFORMING ASSETS AND ALLOWANCE FOR LOAN LOSSES. Nonperforming assets are non accruing loans and real estate owned. The Company places loans on a nonaccrual status when the loans are contractually delinquent more than 90 days. The table below presents a summary of nonperforming assets at the dates indicated.

Nonperforming assets at June 30, 1994, totaled $84.1 million, a decrease of $31.3 million, or 27.1 percent from the $115.4 million total reported at December 31, 1993. The decrease is principally related to the sale or disposition of commercial real estate.

The allowance for loan losses at June 30, 1994, remained relatively consistent with year end 1993 at $40.3 million. The allowance for loan losses as percentage of nonperforming loans increased from 70.0 percent at December 31, 1993 to 92.7 percent at June 30, 1994. Nonperforming loans to total loans and nonperforming assets to total assets decreased to .84 percent and 1.05 percent, respectively, at June 30, 1994 from 1.32 percent and 1.65 percent at year end 1993, respectively. Charge-offs associated with consumer loans increased to $3.3 million for the second quarter of 1994 due principally to increases in the consumer loan portfolio, principally in the indirect auto portfolio.

MORTGAGE-BACKED SECURITIES AND AVAILABLE-FOR-SALE SECURITIES. Mortgage-backed securities held for investment totaled $1.6 billion at June 30, 1994, compared to $.9 billion at December 31, 1993. The increase in mortgage-backed securities relates to wholesale purchases of adjustable rate mortgage-backed securities during the first quarter of 1994 and the securitization of approximately $500 million of fixed rate residential mortgage loans as FNMA securities. Securities available-for-sale decreased slightly from year end 1993 to $0.6 billion at June 30, 1994, principally as a result of the settlement of certain sales transactions executed in the fourth quarter of 1993.

SOURCES OF FUNDS. Deposits at June 30, 1994, totaled $5.6 billion, an increase of $276 million or 5.2 percent from the December 31, 1993 total of $5.4 billion. The increase is due to the acquisition of Rocky Mountain offset by general deposit outflow as a result of depositors reinvesting their funds in mutual funds and other non FDIC insured instruments, consistent with current industry experience.


                             June 30,  December 31,
(In thousands)                 1994        1993
- - ---------------------------------------------------
NONPERFORMING LOANS:
   Single family              $14,906      $ 15,150
   Commercial real estate      20,183        42,330
   Non real estate              8,354         3,810
- - ---------------------------------------------------
                               43,443        61,290

REAL ESTATE OWNED:
   Single family                5,214         6,857
   Commercial real estate      35,456        47,277
- - ---------------------------------------------------
                               40,670        54,134
- - ---------------------------------------------------
                              $84,113      $115,424
- - ---------------------------------------------------

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS--CONTINUED
(Unaudited)
- - --------------------------------------------------------------------------------

CAPITAL ADEQUACY. Shareholders' equity decreased to $502,517 million at June 30, 1994, a decrease of $1.9 million from December 31, 1993. The decrease related to the recording of an unrealized loss associated with securities available-for-sale as a result of increases in interest rates and, correspondingly, decreases in the market values. Shareholders' equity as a percentage of assets was 6.3 percent at June 30, 1994. Common shareholders' equity at June 30, 1994 was $490,298 million or $15.74 per share compared with $492,164 or $15.79 per share at December 31, 1993. Under minimum regulatory capital regulations issued by the OTS, thrift institutions are required to meet the following three capital requirements.

TANGIBLE CAPITAL REQUIREMENT. Generally, this requirement measures capital adequacy after consideration of the effect of intangibles, purchased servicing assets and other factors on the financial statements. Tangible capital must meet or exceed 1.50 percent of tangible assets, as defined in the regulations.


CORE CAPITAL REQUIREMENT. This measure permits thrifts to include in tangible capital supervisory goodwill (goodwill related to certain acquisitions prior to 1989) on a declining basis through 1994 and core deposit intangibles. The core capital of a thrift must meet or exceed 3.00 percent of assets.

RISK-BASED CAPITAL REQUIREMENT. The risk-based capital ratio measures capital adequacy taking into account the level of risk of an institution's assets. The OTS has also issued a rule which would add, under certain circumstances, an interest rate risk component which increases the risk-based capital requirement. The Bank is currently not subject to any additional risk-based capital requirements related to interest rate risk. As of December 31, 1993, a thrift's risk-based capital must meet or exceed 8.00 percent of risk adjusted assets.

The Bank, including its subsidiaries, exceeded the fully phased-in capital requirements at June, 30 1994, as detailed below.



                         METROPOLITAN
                      FEDERAL BANK, FSB     JULY 1, 1994
                       AND SUBSIDIARIES      REQUIREMENT
CAPITAL MEASURE          CONSOLIDATED     (FULLY PHASED IN)
- - -----------------------------------------------------------
TANGIBLE CAPITAL             5.45%              1.50%
CORE CAPITAL                 5.82%              3.00%
RISK BASED CAPITAL          10.35%              8.00%
- - -----------------------------------------------------------

PART II.  OTHER INFORMATION

- - --------------------------------------------------------------------------------

ITEM 1.  PENDING LITIGATION.

       Edina Realty, Inc. ("Edina"), Equity Title Services, Inc. ("Equity Title") and the Company along with executives from each entity have been named in three class action suits (two Federal and one in Minnesota State Court) alleging that Edina failed to adequately disclose dual agency in instances where Edina represented both buyer and seller in real estate transactions and forced its customers to close their real estate transactions at its affiliate, Equity Title. A definitive settlement of a non-material amount has been reached with respect to the class action suit in Minnesota State Court (Dismuke vs. Edina Realty).

       No settlement or agreement has been reached with respect to the two class action suits pending in Federal Court (Bokusky vs. Edina Realty, et al. and Nitti vs. Equity Title, et al.). Combined settlement discussions addressing both cases are ongoing. At the present time, management is not in a position to determine whether the amount of any settlement would have a material adverse effect on the Company's results of operations in any future reporting period.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)    Exhibits

            11.1 Computation of Net Income Per Common Share

(b)    Reports on Form 8-K

            During the quarter ended June, 30, 1994, there were no reports on Form 8-K

            The Company filed a report on Form 8-K, dated July 25, 1994, reporting Item 5 "Other Events" relating to the definitive merger agreement and stock option agreement signed by the Company and First Bank System, Inc. on July 21, 1994.

SIGNATURES

- - --------------------------------------------------------------------------------

       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                       METROPOLITAN FINANCIAL CORPORATION


Date    08/12/94                   /s/ Norman M. Jones
     --------------                ---------------------------------------------
                                   NORMAN M. JONES
                                   Chairman and Chief Executive Officer
                                   (Principal Executive Officer)


Date    08/12/94                   /s/ Steven B. Dewald
     --------------                ---------------------------------------------
                                   STEVEN B. DEWALD
                                   Executive Vice President and Chief
                                   Financial Officer
                                   (Principal Financial Officer)


Date    08/12/94                   /s/ William T. Cox
     --------------                ---------------------------------------------
                                   WILLIAM T. COX
                                   Senior Vice President and Controller
                                   (Principal Accounting Officer)

                       METROPOLITAN FINANCIAL CORPORATION
                             EXHIBIT INDEX TO 10-Q
                        FOR QUARTER ENDED JUNE 30, 1994



Item No.    Item                                     Method of Filing
- - --------------------------------------------------------------------------------

11.1        Computation of Per Share Earnings        Filed herewith.