Form 10-Q
period 1994-09-30
METROPOLITAN FINANCIAL CORP /DE/
filed 1994-11-10
CIK 741341

=============================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON DC  20549
                             --------------------

                                   FORM 10-Q


        [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the quarter ended September 30, 1994

                                      or


        [ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission File Number 1-9018


                      METROPOLITAN FINANCIAL CORPORATION
                      ----------------------------------
            (Exact Name of Registrant as Specified in its Charter)


          DELAWARE                                         45-0388518
- -------------------------------                      -----------------------
(State of Other Jurisdiction of                          (IRS Employer
Incorporation or Organization)                         Identification No.)

333 SOUTH 7TH STREET, MINNEAPOLIS, MINNESOTA                   55402
- --------------------------------------------              --------------
(Address of Principal Executive Offices)                    (Zip Code)

(Registrant's Telephone Number, Including Area Code)        (612) 399-6000
                                                            --------------


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

               Common Stock, $.01 Par Value--31,503,617 shares,
                      excluding shares held in treasury,
                            as of October 31, 1994

=============================================================================

                                     INDEX
- -------------------------------------------------------------------------------------------

PART I.   FINANCIAL INFORMATION                                                       PAGE
- -------------------------------------------------------------------------------------------
Item 1.   Financial Statements (Unaudited)

          Condensed Consolidated Statements of Condition--September 30, 1994 and
            December 31, 1993........................................................  1

          Condensed Consolidated Statements of Income--Three and nine months ended
            September 30, 1994 and 1993..............................................  2

          Condensed Consolidated Statement of Changes in Shareholders' Equity--
            Nine months ended September 30, 1994.....................................  3

          Condensed Consolidated Statements of Cash Flows--Nine months ended
            September 30, 1994 and 1993..............................................  4

          Notes to Condensed Consolidated Financial Statements--September 30, 1994...  5

Item 2.   Management's Discussion and Analysis of Financial Condition
            and Results of Operations................................................  9


PART II.  OTHER INFORMATION                                                           PAGE
- -------------------------------------------------------------------------------------------

Item 1.   Legal Proceedings..........................................................  19

Item 6.   Exhibits and Reports on Form 8-K...........................................  19

            Signatures...............................................................  20

CONDENSED CONSOLIDATED STATEMENTS OF CONDITION
(Dollars in thousands, except share and per share data)
(Unaudited)

- ------------------------------------------------------------------------------------------------------
                                                                       SEPTEMBER 30,      DECEMBER 31,
                                                                            1994             1993
- ------------------------------------------------------------------------------------------------------
ASSETS
 Cash and due from banks                                                   $81,845           $85,084
 Short-term interest bearing deposits                                       31,082            82,364
 Loans held-for-sale                                                        32,295            60,645
 Debt securities available-for-sale                                        628,912           813,293
 Investment securities (market: September 30, 1994-$47,813)                 50,000                --
 Mortgage-backed securities (market: September 30, 1994-$1,505,841;
  December 31, 1993-$954,908)                                            1,575,514           943,193
 Loans (net of allowance: September 30, 1994-$40,425;
  December 31, 1993-$42,905)                                             5,194,381         4,585,410
 Federal Home Loan Bank stock, at cost                                      87,953            59,719
 Accrued interest                                                           44,566            36,817
 Real estate (net of allowance: September 30, 1994-$5,714;
  December 31, 1993-$9,533)                                                 35,830            56,110
 Office properties and equipment                                           101,166            91,632
 Goodwill                                                                   87,544            61,517
 Deferred taxes                                                             58,397            53,089
 Other assets                                                               63,609            77,912
- ------------------------------------------------------------------------------------------------------
  TOTAL ASSETS                                                          $8,073,094        $7,006,785
- ------------------------------------------------------------------------------------------------------

LIABILITIES
 Transaction and passbook deposits                                      $1,476,882        $1,560,667
 Certificates                                                            4,029,543         3,793,968
 Federal Home Loan Bank advances                                         1,407,357           921,801
 Reverse repurchase agreements                                             410,000                --
 Other borrowings                                                          115,675           133,159
 Accrued interest                                                           57,002            42,485
 Other liabilities                                                          78,940            50,322
- ------------------------------------------------------------------------------------------------------
  TOTAL LIABILITIES                                                      7,575,399         6,502,402

SHAREHOLDERS' EQUITY
 Preferred stock, par value $.01 per share; authorized -
  10,000,000 shares; issued - 488,750 shares                                     5                 5
 Common stock, par value $.01 per share; authorized -
  60,000,000 shares; issued September 30, 1994 - 32,828,413 shares;
  December 31, 1993 - 31,992,275 shares                                        328               320
 Additional paid-in capital                                                241,625           231,881
 Retained earnings                                                         292,032           280,813
 Net unrealized (losses) gains on securities
  available-for-sale (net of tax)                                          (13,404)            4,209
 Less cost of common stock in treasury - 1,424,361 shares at
  September 30, 1994; 813,522 shares at December 31, 1993                  (22,891)          (12,845)

  TOTAL SHAREHOLDERS' EQUITY                                               497,695           504,383
- ------------------------------------------------------------------------------------------------------
  TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                            $8,073,094        $7,006,785
- ------------------------------------------------------------------------------------------------------

See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Dollars in thousands, except per share data)
(Unaudited)

                                     THREE MONTHS ENDED     NINE MONTHS ENDED
                                     -----------------------------------------
                                        SEPTEMBER 30,         SEPTEMBER 30,
                                       1994       1993       1994       1993
- ------------------------------------------------------------------------------
INTEREST INCOME
 Mortgage-backed securities          $ 34,807   $ 31,103   $ 82,089   $ 95,154
 Loans                                100,069     88,201    301,354    242,096
 Investments                            5,686      4,273     14,523     14,026
- ------------------------------------------------------------------------------
                                      140,562    123,577    397,966    351,276
INTEREST EXPENSE
 Transaction and passbook deposits      7,712      7,379     22,597     22,275
 Certificates                          51,275     51,994    146,947    153,577
 Federal Home Loan Bank advances       19,633      9,827     50,610     20,180
 Reverse repurchase agreements          4,112         --      6,435         --
 Other borrowings                       2,300      2,296      7,109      8,629
- ------------------------------------------------------------------------------
                                       85,032     71,496    233,698    204,661

NET INTEREST INCOME                    55,530     52,081    164,268    146,615
 Provision for loan losses              4,000      2,087      9,575      5,987
- ------------------------------------------------------------------------------
NET INTEREST INCOME AFTER PROVISION
 FOR LOAN LOSSES                       51,530     49,994    154,693    140,628

NONINTEREST INCOME
 (Losses)/gains related to mortgage
    banking activities                   (220)     4,025       (126)     8,002
 Mortgage loan servicing fees           2,995      1,529      8,080      3,478
 Realty commission income              10,294     10,672     27,762     26,952
 Title closing fees                     2,724      3,884      8,102     10,159
 Service charges on deposit accounts    3,170      3,007      9,684      7,849
 Financial services income              2,486      1,194      6,471      2,643
 Other income                           1,011        705      4,755      3,409
- ------------------------------------------------------------------------------
                                       22,460     25,016     64,728     62,492

NONINTEREST EXPENSE
 Compensation and related items        21,848     19,257     64,235     57,825
 Occupancy                              7,415      6,276     20,664     17,995
 Data processing                        3,149      2,380      9,095      7,733
 Advertising                            3,493      3,447     10,030      8,938
 Deposit insurance premium              2,728      3,085      9,173      7,911
 Amortization of goodwill               1,410      1,023      3,855      3,060
 Real estate owned                        354      1,683      1,667      5,193
 Other general and administrative      26,456     11,013     50,627     34,063
- ------------------------------------------------------------------------------
                                       66,853     48,164    169,346    142,718
- ------------------------------------------------------------------------------

INCOME BEFORE INCOME TAXES              7,137     26,846     50,075     60,402
 Income tax expense                     2,719      9,963     19,032     13,078
- ------------------------------------------------------------------------------
   NET INCOME                        $  4,418   $ 16,883   $ 31,043   $ 47,324
- ------------------------------------------------------------------------------

EARNINGS PER SHARE:
 Primary                                $0.12      $0.51      $0.93      $1.46
 Fully diluted                          $0.12      $0.51      $0.92      $1.46
- ------------------------------------------------------------------------------

See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
(Dollars in thousands, except share and per share data)
(Unaudited)

- -----------------------------------------------------------------------------------------------------------------------------------
                                                                                      Net
                                                                                   Unrealized
                                                                                 Gains (Losses)
                                                          Additional             On Securities                           Total
                       Preferred Stock     Common Stock     Paid-In   Retained    Available-       Treasury Stock     Shareholders'
                       Shares   Amount   Shares   Amount    Capital   Earnings     For-Sale      Shares      Amount      Equity
- -----------------------------------------------------------------------------------------------------------------------------------
BALANCE DECEMBER
  31, 1993            488,750     $5   31,992,275  $320    $231,881   $280,813     $  4,209      (813,522)  $(12,845)   $504,383
Issuance of common
  stock                                   291,214     3       4,577                                                        4,580
Stock options
  exercised                               289,018     3       3,966                                                        3,969
Warrants exercised                        255,906     2       1,201                                                        1,203
Net treasury stock
  acquired                                                                                       (610,839)   (10,046)    (10,046)
Net unrealized losses
  on securities
  available-for-sale                                                                (17,613)                             (17,613)
Dividends declared:
  Preferred                                                             (1,056)                                           (1,056)
  Common-$.60 per
    share                                                              (18,768)                                          (18,768)
Net income                                                              31,043                                            31,043
- -----------------------------------------------------------------------------------------------------------------------------------
BALANCE SEPTEMBER
  30, 1994            488,750     $5   32,828,413  $328    $241,625   $292,032     $(13,404)   (1,424,361)  $(22,891)   $497,695
- -----------------------------------------------------------------------------------------------------------------------------------

See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

- ----------------------------------------------------------------------------
                                                        Nine Months Ended
                                                           September 30,
                                                         1994         1993
- ----------------------------------------------------------------------------
OPERATING ACTIVITIES
  Net Income                                          $   31,043   $  47,324
  Reconciliation to cash provided by operating
    activities:
      Net amortization of loan fees, discounts and
        premiums                                          21,501      24,233
      Provision for loan losses                            9,575       5,987
      Decrease in deferred tax asset                      10,175       5,672
      Depreciation and amortization                        8,298      10,161
      Amortization of goodwill                             3,854       3,060
      Net change in trading securities                    32,942      79,582
      (Increase) decrease in accrued interest
        receivable                                        (5,116)      1,839
      Increase in accrued interest payable                11,463       6,950
- ----------------------------------------------------------------------------
        NET CASH PROVIDED BY OPERATING ACTIVITIES        123,735     184,808

INVESTING ACTIVITIES
  Acquisitions, net of cash received                     (49,793)     (6,719)
  Increase in loans                                     (696,840)   (788,615)
  Purchase of:
    Loans                                               (466,417)   (100,013)
    Investment securities available-for-sale             (99,951)         --
    Investment securities held-to-maturity               (50,000)         --
    Mortgage-backed securities held-to-maturity         (233,446)   (365,887)
  Proceeds from the maturity of investment
    securities:
      Available-for-sale                                 141,130          --
      Held-to-maturity                                        --     279,079
  Proceeds from the sales of:
    Mortgage-backed securities available-for-sale        241,467      70,172
    Loans held-for-sale                                   51,031     147,104
    Real estate                                           38,975      25,562
  Principal repayments of mortgage-backed
    securities:
      Available-for-sale                                 143,887      31,848
      Held-to-maturity                                   240,268     385,124
  Other investing activities                               1,421      20,635
- ----------------------------------------------------------------------------
       NET CASH USED BY INVESTING ACTIVITIES            (738,268)   (301,710)

FINANCING ACTIVITIES
  Net increase (decrease) in:
    Short-term borrowings                                410,000          --
    Deposits                                            (282,255)   (415,706)
  Purchase of deposits                                    11,080          --
  Proceeds from:
    Federal Home Loan Bank advances                    1,029,000     670,000
    Other Borrowings                                         110          --
    Issuance of common stock                               4,580       7,257
    Exercise of common stock options and
      warrants                                             4,112       3,326
  Purchase of treasury stock                             (10,046)     (4,898)
  Repayment of:
    Federal Home Loan Bank advances                     (587,870)   (185,914)
    Other borrowings                                     (17,594)    (30,626)
  Cash dividends                                         (19,824)     (9,975)
  Other financing activities                              18,719     (14,338)
- ----------------------------------------------------------------------------
        NET CASH PROVIDED BY FINANCING ACTIVITIES        560,012      19,126
- ----------------------------------------------------------------------------
  NET DECREASE IN CASH AND CASH EQUIVALENTS              (54,521)    (97,776)
  Cash and Cash equivalents at beginning of year         167,448     252,859
- ----------------------------------------------------------------------------
  ENDING CASH AND CASH EQUIVALENTS                    $  112,927   $ 155,083
- ----------------------------------------------------------------------------

See notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
- --------------------------------------------------------------------------------


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

Operating results for the three and nine months ended September 30, 1994, are not necessarily indicative of the results that may be expected for the year ended December 31, 1994. Amounts in 1993 have been reclassified to conform to the current period presentation. For further information, refer to the consolidated financial statements and footnotes thereto included in the annual report on Form 10-K for the year ended December 31, 1993.


NOTE B -- INCOME TAXES

Income tax expense (benefit) consisted of the following:

                                                           Three Months Ended       Nine Months Ended
                                                           -------------------------------------------
                                                              September 30,           September 30,
(In thousands)                                              1994        1993        1994        1993
- -------------------------------------------------------------------------------------------------------

CURRENT
   Federal                                                 $    8      $7,693      $ 6,564     $  7,766
   State                                                      458       1,929        2,293        2,020
- -------------------------------------------------------------------------------------------------------
                                                              466       9,622        8,857        9,786

DEFERRED
   Federal                                                  1,846         715        8,887        1,390
   State                                                      407        (374)       1,288        1,902
- -------------------------------------------------------------------------------------------------------
                                                            2,253         341       10,175        3,292
- -------------------------------------------------------------------------------------------------------
                                                           $2,719      $9,963      $19,032     $ 13,078
- -------------------------------------------------------------------------------------------------------

The provision for income taxes differs from that computed at the federal statutory corporate tax rate as follows:

                                                           Three Months Ended       Nine Months Ended
                                                           --------------------------------------------
                                                              September 30,           September 30,
(In thousands)                                              1994        1993        1994         1993
- -------------------------------------------------------------------------------------------------------

Tax statutory rate                                         $2,499      $9,396      $17,526     $ 21,141

State income taxes, net of federal benefit                    562       1,552        2,328        3,427

Change in the deferred tax asset valuation allowance           --        (600)          --      (10,600)
Tax effect of:
   Amortization of goodwill                                   584         358        1,349        1,071
   Other, net                                                (926)       (743)      (2,171)      (1,961)
- -------------------------------------------------------------------------------------------------------
                                                           $2,719      $9,963      $19,032     $ 13,078
- -------------------------------------------------------------------------------------------------------

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
- -----------------------------------------------------------------------------

The components of and changes in the net deferred tax asset were as follows:

                                                                                    Effect of
                                                                       Deferred    Acquisitions
                                                      December 31,    (Expense)      and Other     September 30,
(In thousands)                                           1993          Benefit     Transactions        1994
- -----------------------------------------------------------------------------------------------------------------
Loan fees and discounts                                  $ 5,526      $ (2,469)       $    --          $ 3,057
Discounts on loans and mortgage-backed securities          9,377        (2,706)          (898)           5,773
Bad debt deduction                                         7,220        (3,566)         1,159            4,813
Federal Home Loan Bank stock dividends                    (6,366)        1,461         (1,138)          (6,043)
Other                                                      1,878         4,716         11,224           17,818
- -----------------------------------------------------------------------------------------------------------------
  Net temporary differences                               17,635        (2,564)        10,347           25,418
Carryforwards:
  Federal regular tax operating loss carryforwards        15,778       (11,690)           874            4,962
  Federal regular tax operating loss carryforwards
    acquired in purchase business combinations             1,377        (1,264)         3,701            3,814
  State regular tax operating loss carryforwards           3,644          (164)            56            3,536
  State regular tax operating loss carryforwards
    acquired in purchase business combinations             4,709        (1,016)            --            3,693
  Federal AMT credit carryforwards                         9,946         6,523            505           16,974
- -----------------------------------------------------------------------------------------------------------------
    Total carryforwards                                   35,454        (7,611)         5,136           32,979
- -----------------------------------------------------------------------------------------------------------------
                                                         $53,089      $(10,175)       $15,483          $58,397
- -----------------------------------------------------------------------------------------------------------------

The adjustments to the net deferred tax asset in 1994 identified as the "Effect of acquisitions and other transactions" result primarily from the acquisition of Rocky Mountain Financial Corporation, the exercise of compensatory stock options, and changes in deferred taxes associated with changes in unrealized gains/losses associated on securities available-for-sale.

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


At September 30, 1994, the Company had the following net operating loss carryforwards available for income tax purposes:

                                      Expiration
(Dollars in thousands)             Date        Amount
- ------------------------------------------------------
Federal regular tax
 operating loss carryforwards
 acquired through business
 combinations                      1995-2002   $10,896

Federal regular tax operating
 loss carryforwards from
 other than business
 combinations                           2005    14,178
- ------------------------------------------------------
                                                25,074
- ------------------------------------------------------
Federal AMT operating loss
 carryforwards                     1995-2002   $11,557
- ------------------------------------------------------

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
- ------------------------------------------------------------------------------

NOTE C -- Acquisitions

On March 25, 1994, Metropolitan Federal Bank, fsb (the "Bank") completed the acquisition of Rocky Mountain Financial Corporation ("RMFC"), and its federally chartered thrift subsidiary Rocky Mountain Bank, fsb ("Rocky Mountain"), Cheyenne, Wyoming. Pursuant to the stock purchase agreement, the Bank purchased all of the outstanding stock of RMFC, which was liquidated and dissolved and Rocky Mountain was merged into the Bank. Total consideration of $64.2 million was paid in cash to stockholders of RMFC, after consideration of approximately $3.0 million of transaction expenses. The transaction was accounted for as a purchase. Rocky Mountain had assets of $537 million and deposits of $428 million as of March 25, 1994.

The results of operations of RMFC and Rocky Mountain for the period March 26, 1994 through September 30, 1994 have been included in the Company's consolidated results for the nine months ended September 30, 1994.

In addition, on March 11, 1994, the Bank completed the acquisition of $11.3 million in deposits of two branches of Pioneer Federal Savings and Loan Association, a failed thrift in Kansas.

Unaudited pro forma income and income per share information as if RMFC and Rocky Mountain had been combined with the Company at the beginning of each of the respective periods is as follows:

                                                  Three Months Ended      Nine Months Ended
                                                  --------------------------------------------
                                                    September 30,          September 30,
(Amounts in thousands, except per share data)      1994        1993       1994       1993
- ----------------------------------------------------------------------------------------------
Net Interest Income                               $55,530      $56,741    $168,124   $160,285

Net Income                                          4,418       19,123      31,918     53,886

Per Share Data:
  Primary                                           $0.12        $0.58       $0.96      $1.67
  Diluted                                           $0.12        $0.58       $0.94      $1.67
- ----------------------------------------------------------------------------------------------

NOTE D -- Definitive Agreement

On July 21, 1994, the Company announced that it had signed a definitive purchase agreement to be acquired by First Bank System, Inc. ("FBS"). FBS will exchange .6803 shares of FBS common stock for each common share of the Company. In addition, each outstanding share of Series B preferred stock of the Company will be converted into the right to receive $27.00 (plus accumulated and unpaid dividends) in cash and the outstanding warrants to purchase 153,108 shares of common stock of the Company will be converted to warrants to purchase 104,159 shares of FBS common stock at $6.96 per share. The exchange ratio for common stock of the Company is subject to change based upon changes in FBS stock price under certain circumstances. The aggregate purchase price is approximately $800 million and either company can terminate the agreement if the average price of FBS common stock is less than $29.50 during a specified period. In addition, the Company has issued FBS an option to purchase up to 19.9% of the outstanding shares of the Company's common stock under certain circumstances. The transaction is expected to close in the first quarter of 1995, pending regulatory and shareholder approval, and will be accounted for as a pooling of interests.

FBS is a regional bank holding company headquartered in Minneapolis with assets of $26.3 billion. FBS provides complete financial services to individuals and institutions through nine banks and other financial service companies with 220 offices primarily in Minnesota, Colorado, Illinois, Montana, North Dakota, South Dakota, and Wisconsin.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
- ------------------------------------------------------------------------------

NOTE E - Accounting Pronouncements

In October 1994, the Financial Accounting Standards Board issued statement SFAS No. 119, "Disclosures about Derivative Financial Instruments and Fair Value of Financial Instruments." The statement is effective for financial statements issued for fiscal years ending after December 15, 1994. The statement requires disclosures relating to derivative financial instruments such as amounts, nature, and terms of derivative financial instruments. The Company does not expect the adoption of SFAS No. 119 to have a material effect on the financial statement disclosures.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Unaudited)
- --------------------------------------------------------------------------------


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

On March 11, 1994, the Bank completed the acquisition of approximately $11.3 million in deposits of two branches of Pioneer Federal Savings and Loan Association, a failed thrift in Kansas.


DEFINITIVE AGREEMENT

On July 21, 1994, the Company announced that it had signed a definitive purchase agreement to be acquired by First Bank System, Inc. ("FBS"). FBS is a regional bank holding company headquartered in Minneapolis with assets of $26.3 billion. The companies had previously announced on July 1, 1994 that they had signed a letter of intent. FBS will exchange .6803 shares of FBS common stock for each common share of the Company. In addition, each outstanding share of Series B preferred stock of the Company will be converted into the right to receive $27.00 (plus accumulated and unpaid dividends) in cash and the outstanding warrants to purchase 153,108 shares of common stock of the Company will be converted into warrants to purchase 104,159 shares of FBS common stock at $6.96 per share. The exchange ratio for common stock of the Company is subject to change based upon changes in FBS stock price under certain circumstances. The aggregate purchase price is approximately $800 million. The exchange ratio will be adjusted if the average of the closing price of FBS common stock is less than $33.00 for the 20 trading days ending three business days prior to the last date of both companies' meetings of shareholders. In that event, the exchange ratio would be multiplied by the quotient of $33.00 divided by the average price. In addition, if the average price is greater than $40.50, the exchange ratio would be adjusted by multiplying the ratio by the quotient of $40.50 divided by the average price. Either company can terminate the agreement if the average price of FBS common stock is less than $29.50. In addition, the Company has issued FBS an option to purchase up to 19.9% of the outstanding shares of the Company's common stock under certain circumstances.

The transaction is expected to close in the first quarter of 1995, pending regulatory and shareholder approval, and would be accounted for as pooling of interests.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS--CONTINUED
(Unaudited)
- -------------------------------------------------------------------------------

RESULTS OF OPERATIONS

OVERVIEW. The Company earned net income of $4.4 million or $0.12 per share for the quarter ended September 30, 1994, compared to $16.9 million or $0.51 per share for the third quarter of 1993. Included in the third quarter of 1994 are net charges totaling $9.5 million (after tax), or approximately $0.30 per share related to the planned merger with First Bank System, Inc. and the tentative settlement of two class action lawsuits. The results of the third quarter of 1993 reflect gains related to mortgage banking activities of $4.0 million compared to a $220 thousand loss in the third quarter of 1994. The Company recorded net income of $31.0 million or $0.92 per share for the nine months ended September 30, 1994, compared with $47.3 million or $1.46 per share during the same period in 1993. The current year's results are fully taxed while the prior year results include a tax benefit of $10 million, or $.32 per share, recognized in the first quarter of 1993 associated with a reduction of the deferred tax asset valuation allowance. The reduction of the valuation allowance resulted from the favorable resolution of a number of outstanding tax issues raised by the Internal Revenue Service for which the Company had previously established reserves.

NET INTEREST INCOME. The Company earned net interest income of $55.5 million for the third quarter of 1994, an increase of 6.6 percent from the third quarter of 1993. The improvement in net interest income from the third quarter of 1993 reflects increases in the residential mortgage and consumer loan portfolios from originations, financial institutions acquisitions and wholesale loan purchases. Average earning assets in the third quarter of 1994 increased to $7.6 billion, up from $6.5 billion a year ago. The increase in average earning assets reflects the completed acquisitions of Eureka Savings Bank in August 1993 and Rocky Mountain Financial Corporation in March 1994. Single family mortgage loan production during the third quarter of 1994 totaled $250.5 million compared with $438.7 million in the third quarter of 1993 reflecting decreased demand for single family mortgage loans as interest rates have continued to increase.

The net interest margin was 2.92 percent in the third quarter of 1994 which represents a decrease of 27 basis points from the same period in 1993. The net interest margin began to narrow a year ago reflecting reduced average yields on earning assets resulting from the high rate of prepayments in the mortgage-backed securities and mortgage loan portfolios. During 1994, mortgage loan prepayments decreased as interest rates rose; however, the cost of retail deposits and FHLB advances increased faster than the yields on new loan production resulting in the lower net interest margin.

The weighted average rate paid on interest bearing liabilities increased 9 basis points to 4.57 percent for the quarter ended September 30, 1994 as compared to the same period in 1993. The weighted average yields earned on interest bearing assets for the third quarter of 1994 decreased by 18 basis points to 7.40 percent compared to the same period in 1993.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- CONTINUED
(Unaudited)

- ------------------------------------------------------------------------------------------
                                 THREE MONTHS ENDED               NINE MONTHS ENDED
                              ------------------------------------------------------------
                                 SEPTEMBER 30, 1994               SEPTEMBER 30, 1994
                               VS. SAME PERIOD IN 1993         VS. SAME PERIOD IN 1993
                              ------------------------------------------------------------
                              INCREASE (DECREASE) DUE TO      INCREASE (DECREASE) DUE TO
(In Thousands)                VOLUME      RATE     TOTAL     VOLUME      RATE       TOTAL
- ------------------------------------------------------------------------------------------
INTEREST INCOME
  Mortgage-backed securities  $ 2,655   $ 1,049   $ 3,704   $(12,074)  $   (991)  $(13,065)
  Loans                        17,069    (5,201)   11,868     84,387    (25,129)    59,258
  Investments and other           635       778     1,413     (1,178)     1,675        497
- ------------------------------------------------------------------------------------------
    Total Interest Income      20,359    (3,374)   16,985     71,135    (24,445)    46,690

INTEREST EXPENSE
  Transaction and passbook
    deposits                     (150)      483       333      1,064       (742)       322
  Certificates                  1,836    (2,555)     (719)    10,936    (17,566)    (6,630)
  Federal Home Loan Bank
    advances                    8,910       896     9,806     29,286      1,144     30,430
  Reverse repurchase
    agreements                  4,112        --     4,112      6,435         --      6,435
  Other borrowings               (378)      382         4     (1,373)      (147)    (1,520)
- ------------------------------------------------------------------------------------------
    Total Interest  Expense    14,330      (794)   13,536     46,348    (17,311)    29,037
- ------------------------------------------------------------------------------------------
      Increase (Decrease) in
        Net Interest Income    $6,029   $(2,580)   $3,449    $24,787    $(7,134)   $17,653
- ------------------------------------------------------------------------------------------

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS--CONTINUED
(Unaudited)
- --------------------------------------------------------------------------------

Yields Earned and Rates Paid. The following table presents for the periods indicated average interest earning assets and the related interest income, and average interest bearing liabilities and the related interest expense, expressed both in dollars and percentages.

                                                                      Three Months Ended September 30,
                                                                  1994                                 1993
                                                  -------------------------------------------------------------------------
                                                                              Yields                                 Yields
(Dollars in thousands)                             Average                     and        Average                     and
(Unaudited)                                        Balance      Interest      Rates       Balance      Interest      Rates
- ---------------------------------------------------------------------------------------------------------------------------
Assets
   Mortgage-backed securities                     $2,037,006     $ 34,807     6.83%     $1,880,184     $ 31,103       6.62%
   Loans                                           5,216,551      100,069     7.67       4,338,213       88,201       8.13
   Investment securities and other
      interest earning assets                        345,816        5,686     6.58         303,866        4,273       5.62
- ---------------------------------------------------------------------------------------------------------------------------
         Total Interest Earning Assets             7,599,373      140,562     7.40       6,522,263      123,577       7.58

   Cash and due from banks                            76,097                                69,207
   Other assets                                      407,431                               382,066
                                                  ----------                            ----------
         Total Assets                             $8,082,901                            $6,973,536
                                                  ==========                            ==========
Liabilities & Shareholders' Equity
   Transaction and passbook deposits              $1,532,007     $  7,712     2.01%     $1,563,351     $  7,379       1.89%
   Certificates                                    4,064,412       51,275     5.05       3,922,531       51,994       5.30
   Federal Home Loan Bank advances                 1,399,015       19,633     5.61         759,525        9,827       5.18
   Reverse repurchase agreements                     338,185        4,112     4.86              --           --         --
   Other borrowings                                  116,683        2,300     7.88         137,861        2,296       6.66
- ---------------------------------------------------------------------------------------------------------------------------
      Total Interest Bearing Liabilities           7,450,302       85,032     4.57       6,383,268       71,496       4.48
   Other liabilities                                 127,973                               108,416
   Shareholders' equity                              504,626                               481,852
                                                  ----------                            ----------
         Total Liabilities & Shareholders' Equity $8,082,901                            $6,973,536
                                                  ==========                            ==========
Net Interest Income                                              $ 55,530                              $ 52,081
Gross Interest Margin                                                         2.83%                                   3.10%
Net Interest Margin                                                           2.92%                                   3.19%

                                                                         Nine Months Ended September 30,
                                                                  1994                                 1993
                                                  -------------------------------------------------------------------------
                                                                              Yields                                 Yields
(Dollars in thousands)                             Average                     and        Average                     and
(Unaudited)                                        Balance      Interest      Rates       Balance      Interest      Rates
- ---------------------------------------------------------------------------------------------------------------------------
Assets
   Mortgage-backed securities                     $1,617,336     $ 82,089     6.77%     $1,855,032     $ 95,154       6.84%
   Loans                                           5,314,560      301,354     7.56       3,856,367      242,096       8.37
   Investment securities and other
      interest earning assets                        316,323       14,523     6.12         343,951       14,026       5.44
- ---------------------------------------------------------------------------------------------------------------------------
         Total Interest Earning Assets             7,248,219      397,966     7.32       6,055,350      351,276       7.73

   Cash and due from banks                            74,229                                64,792
   Other assets                                      400,344                               307,405
                                                  ----------                            ----------
         Total Assets                             $7,722,792                            $6,427,547
                                                  ==========                            ==========
Liabilities & Shareholders' Equity
   Transaction and passbook deposits              $1,557,831     $ 22,597     1.93%     $1,485,332     $ 22,275       2.00%
   Certificates                                    3,967,801      146,947     4.94       3,691,751      153,577       5.55
   Federal Home Loan Bank advances                 1,256,724       50,610     5.37         528,112       20,180       5.09
   Reverse repurchase agreements                     192,187        6,435     4.46              --           --         --
   Other borrowings                                  121,731        7,109     7.79         145,203        8,629       7.92
- ---------------------------------------------------------------------------------------------------------------------------
      Total Interest Bearing Liabilities           7,096,274      233,698     4.39       5,850,398      204,661       4.66
   Other liabilities                                 122,608                               121,676
   Shareholders' equity                              503,910                               455,473
                                                  ----------                            ----------
         Total Liabilities & Shareholders' Equity $7,722,792                            $6,427,547
                                                  ==========                            ==========
Net Interest Income                                              $164,268                              $146,615
Gross Interest Margin                                                         2.93%                                   3.07%
Net Interest Margin                                                           3.02%                                   3.23%


MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS--CONTINUED
(Unaudited)
- -------------------------------------------------------------------------------

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

Interest rate caps are used to minimize the impact of fluctuating interest rates on earnings by effectively extending the life and placing a ceiling on the interest rate paid on the Company's short term deposits. The total notional amount of cap agreements purchased as of September 30, 1994 was $500 million with an average strike level of 3-month LIBOR at 6.05% and an average remaining maturity of 1.1 years. The unamortized premuim on caps is amortized over the life of the cap. The caps decreased net income by $731 thousand during the quarter ended September 30, 1994.

Likewise, interest rate swaps are used similarly to caps, thereby extending the maturity of short term deposits. At September 30, 1994 the Company had no swaps outstanding.

Interest Rate Caps at September 30 ,1994:

(Dollars in Thousands)
- -------------------------------------------------------------------------------
    Maturity         Notional        Strike        Unamortized       Market
      Date            Amount          Price          Premium          Value
- -------------------------------------------------------------------------------
      1994           $250,000          6.0%           $  209             --
      1995             50,000          6.5%              117         $  125
      1996            100,000          6.0%            1,109          2,200
      1997            100,000          6.0%            2,423          3,500
- -------------------------------------------------------------------------------
                                                      $3,858         $5,825
- -------------------------------------------------------------------------------

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS--CONTINUED
(Unaudited)
- -----------------------------------------------------------------------------

An industry gauge of exposure to interest rate risk is the one year interest rate sensitivity "gap" (the difference between interest earning assets and interest bearing liabilities maturing or repricing within one year). See table below.

The Company mitigates its exposure to interest rate risk by striving to maintain a neutral "gap" between the maturities of its interest earning assets and interest bearing liabilities. This strategy results in a stable net interest margin in periods of either rising or falling interest rates

                                                                    Maturing or Repricing in
                                              -----------------------------------------------------------------
                                                 1 Year     Over 1 to     Over 3 to     Over 5
(Dollars in thousands)                          or Less      3 Years       5 Years       Years      Total
- ---------------------------------------------------------------------------------------------------------------
INTEREST EARNING ASSETS
  Mortgage-backed securities
    Fixed rate                                 $226,642      $413,557      $314,012      $581,124   $1,535,335
    Adjustable rate                             511,063             -             -             -      511,063
- ---------------------------------------------------------------------------------------------------------------
                                                737,705       413,557       314,012       581,124    2,046,398
  Loans
    Real estate
      Fixed rate                                297,749       459,147       374,171     1,020,332    2,151,399
      Adjustable rate                           972,242       210,813             -             -    1,183,055
      Consumer and other                        846,512       940,687        64,455        80,993    1,932,647
  Investment securities and other               268,355        49,552           253         8,903      327,063
- ----------------------------------------------------------------------------------------------------------------
                                              3,122,563     2,073,756       752,891     1,691,352    7,640,562

INTEREST BEARING LIABILITIES
  Transaction and savings accounts              700,339       172,143       172,488       431,912    1,476,882
  Certificate accounts                        2,445,533     1,114,716       150,992       318,302    4,029,543
  Borrowings                                    812,718       649,217       345,617       125,480    1,933,032
- ----------------------------------------------------------------------------------------------------------------
                                              3,958,590     1,936,076       669,097       875,694    7,439,457
- ----------------------------------------------------------------------------------------------------------------
  Impact of liability hedging                  (200,000)      200,000             -             -            -
- ----------------------------------------------------------------------------------------------------------------
                                              3,758,590     2,136,076       669,097       875,694    7,439,457
- ----------------------------------------------------------------------------------------------------------------
Net Gap                                        (636,027)      (62,320)       83,794       815,658     $201,105
- ----------------------------------------------------------------------------------------------------------------
  Cumulative Gap                              $(636,027)    $(698,347)    $(614,553)     $201,105            -
- ----------------------------------------------------------------------------------------------------------------
  Cumulative ratio of interest earning
    assets to interest bearing liabilities        83.08%        88.15%        90.64%       102.70%           -
  Cumulative ratio of Gap to total
    interest earning assets                      (8.32)%        (9.14)%       (8.04)%        2.63%           -
- ----------------------------------------------------------------------------------------------------------------

Major balance sheet categories in the preceding table are based on estimated mortgage loan and mortgage-backed securities prepayment rates ranging from 3% to 40% depending on maturity and yield. Assets available-for-sale are included in the 1 year or less category if there is a firm sale commitment outstanding. Assets available-for-sale without a firm commitment are based on their contractual maturity considering amortization and prepayments. Passbook savings and checking account balances assume a 10% annual decay rate and money market demand and tiered rate savings accounts are included in the one year or less category. Loan balances, which are prior to discounts and the allowance for loan losses, include non-accrual loans.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS--CONTINUED
(Unaudited)

- -----------------------------------------------------------------------------

PROVISION FOR LOAN LOSSES. The provision for loan losses reflects management's estimate of the allowance for loan losses necessary to provide for anticipated credit losses. The provision for loan losses was $4.0 million in the third quarter of 1994 compared with $2.1 million in the third quarter of 1993. The increase in the provision reflects the related growth in the consumer loan portfolio. The consumer loan portfolio was $1.9 billion at September 30, 1994, an increase of $552 million, or 41 percent from the same period in 1993. Charge-offs in the consumer loan portfolio totaled $3.5 million for the three months ended September 30, 1994 compared to $2.1 million in the period one year ago. The Company anticipates further growth in the loan portfolio and commensurate increases in the provision throughout the remainder of 1994. Also, see Nonperforming Assets and Allowance for Loan Losses.

NONINTEREST INCOME. Noninterest income in the third quarter of 1994 was $22.5 million, compared to $25.0 million a year ago. Included in the third quarter of 1993 are net gains related to the sale of mortgage assets of $4.0 million compared with net losses of $220 thousand recorded in the current quarter. Excluding net gains and losses associated with mortgage banking activities, noninterest income in the third quarter increased $1.7 million or 8.0 percent for the third quarter of 1993. Mortgage loan servicing fees were $3.0 million, an increase of $1.5 million from the third quarter of 1993.

Realty commissions from the Company's real estate brokerage subsidiary, Edina Realty, were $10.3 million, down 3.5 percent from the third quarter of 1993. Title closing fees from the title service subsidiary, Equity Title, declined to $2.7 million from $3.9 million a year ago reflecting reduced demand in the real estate market. Financial services income from the sale of mutual funds and annuities totaled $2.5 million for the current quarter, up from $1.2 million in the third quarter of 1993. Service charges on deposit accounts and other income were $4.2 million for the current quarter, an increase of 12.6 percent from the same quarter a year ago. The increase of service charges on deposit accounts is a result of acquisitions and the strategic evaluation of fees and implementation of a new fee structure for deposit accounts.

NONINTEREST EXPENSE. Noninterest expense in the third quarter of 1994 was $66.9 million compared with $48.1 million in the third quarter of 1993. Included in the third quarter of 1994 are expenses of $1.4 million related to the planned merger with First Bank System, Inc. and an accrual of $14 million related to the tentative settlement of two class action lawsuits against the Company and its subsidiaries, Edina Realty and Equity Title. The bank-only efficiency ratio, defined as noninterest expense less amortization of goodwill and real estate expense as a percent of net interest income before the provision for loan losses and noninterest income, was 57 percent in the third quarter of 1994, compared with 53 percent in the third quarter of 1993.

Compensation, occupancy, data processing, advertising and amortization of goodwill expense increased $4.9 million from the third quarter of 1993 to the third quarter of 1994, or 15.2 percent, primarily reflecting the acquisitions during the past year. Deposit insurance premiums decreased $357 thousand from the third quarter of 1993 to the third quarter of 1994 reflecting one-time insurance premium credits related to previous acquisitions. Real estate owned expense declined $1.3 million as a result of improved results from certain income-producing properties as well as a reduction in these nonperforming assets. Other general and administrative expenses increased $15.4 million to $26.5 million reflecting the effect of acquisitions and an increase in professional fees related to the pre-merger activities and the accrual for the tentative lawsuit settlement.

Included in the nine months ended September 30, 1993 was a one-time charge of $4.0 million related to the closing of 17 retail bank offices and other reorganization activities.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS--CONTINUED
(Unaudited)

- --------------------------------------------------------------------------------

Income Taxes. The provision for income taxes was $2.7 million in the third quarter of 1994 compared with $10.0 million in the third quarter of 1993. The provision for income taxes for the first nine months of 1994 was $19.0 million compared with $13.1 million (which included a $10 million tax benefit for the same period in 1993). The $10 million benefit in the first quarter of 1993 resulted from the favorable resolution of a number of outstanding tax issues raised by The Internal Revenue Service for which the Company had earlier established reserves.

Loan Portfolio. The Company's loan portfolio totaled $5.2 billion at September 30, 1994, an increase of $609 million from December 31, 1993.
The increase is due to new production of residential mortgage and consumer loans, as well as the addition of loans through acquisition offset by the securitization of approximately $500 million of 15 year fixed rate loans into mortgage-backed securities during the second quarter of 1994.

Consumer loan origination and origination of first mortgage loans for the purchase or construction of one to four family residential property continue to be the main emphasis of the Company. Of the $609 million increase in loans, $115 million related to residential real estate mortgage loans and $531 million related to consumer loans. The Company's current policy is to sell all agency conforming 30-year fixed rate mortgage loans, thus reducing interest rate risk.

Single family mortgage loan originations totaled
$250.5 million in the third quarter 1994 compared with $438.7 million in the third quarter of 1993.
The decrease in single family mortgage originations is a result of higher interest rates. Consumer originations totaled $313.1 million in the third quarter of 1994, an increase of $74.6 million, compared with $238.5 million during the third quarter of 1993. Indirect automobile lending has been a focus product for the Company for the past few years.

The Company generally maintains the servicing rights on mortgage loans sold to preserve the customer relationship, create opportunities to cross sell other banking services and generate fee income.


                                        September 30,     December 31,
(In thousands)                              1994              1993
- ----------------------------------------------------------------------
Real Estate:
 Residential (One-to-four-family)       $2,814,810        $2,700,214
 Commercial                                476,881           513,870
 Construction                               10,468            12,185
Commercial                                  11,928             6,402
Manufactured home                           35,652            41,797
Consumer and other                       1,885,067         1,353,847
- ----------------------------------------------------------------------
                                         5,234,806         4,628,315
Less:
 Allowance for loan losses                  40,425            42,905
- ----------------------------------------------------------------------
                                        $5,194,381        $4,585,410
- ----------------------------------------------------------------------

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS--CONTINUED
(Unaudited)

- --------------------------------------------------------------------------------
Nonperforming Assets and Allowance for Loan
Losses. Nonperforming assets are nonaccruing loans and real estate owned. The Company places loans on a nonaccrual status when the loans are contractually delinquent more than 90 days. The table below presents a summary of nonperforming assets at the dates indicated.

Nonperforming assets at September 30, 1994, totaled
$74.6 million, a decrease of $40.8 million, or 35.3 percent from the $115.4 million total reported at December 31, 1993. The decrease is principally related to the sale or disposition of commercial real estate.

The allowance for loan losses at September 30, 1994, remained relatively consistent with year end 1993 at $40.4 million. The allowance for loan losses as a percentage of nonperforming loans increased from
70.0 percent at December 31, 1993 to 100.8 percent at September 30, 1994. Nonperforming loans to total loans and nonperforming assets to total assets decreased to .77 percent and .92 percent, respectively, at September 30, 1994 from 1.32 percent and 1.65 percent at December 31, 1993, respectively.



                                       September 30,   December 31,
(In thousands)                             1994            1993
- -------------------------------------------------------------------
Nonperforming Loans:
 Single family                            $13,835        $ 15,150
 Commercial real estate                    21,212          42,330
 Non real estate                            5,069           3,810
- -------------------------------------------------------------------
                                           40,116          61,290

Real Estate Owned:
 Single family                              4,328           6,857
 Commercial real estate                    30,181          47,277
- -------------------------------------------------------------------
                                           34,509          54,134
- -------------------------------------------------------------------
                                          $74,625        $115,424
- -------------------------------------------------------------------

Mortgage-Backed Securities and Available-For-
Sale Securities. Mortgage-backed securities held for investment totaled $1.6 billion at September 30, 1994, compared to $.9 billion at December 31, 1993.
The increase in mortgage-backed securities relates to wholesale purchases of mortgage-backed securities during the first quarter of 1994 and the securitization of approximately $500 million of fixed rate residential mortgage loans as FNMA securities.
Securities available-for-sale decreased slightly from year end 1993 to $0.6 billion at September 30, 1994, principally as a result of the settlement of certain sales transactions executed in the fourth quarter of 1993.


Sources of Funds. Deposits at September 30, 1994, totaled $5.5 billion, an increase of $152 million or
2.8 percent from the December 31, 1993 total of $5.4 billion. The increase in deposits resulted from acquisitions offset by deposit outflows as depositors seeking higher yields are reinvesting their funds in mutual funds and other non FDIC insured instruments. As interest rates have risen in recent months, the pace of deposit outflow has diminished.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS--CONTINUED
(Unaudited)

- --------------------------------------------------------------------------------

Capital Adequacy.  Shareholders' equity of $497.7
million at September 30, 1994, is a decrease of $6.7 million from December 31, 1993. The decrease related to the recording of an unrealized loss associated with securities available-for-sale as a result of increasing interest rates and, correspondingly, decreasing market values of these securities. Shareholders' equity as a percentage of assets was 6.2 percent at September 30, 1994.
Common shareholders' equity at September 30, 1994 was $485.5 million or $15.46 per share compared with $492.2 or $15.79 per share at December 31, 1993. Under minimum regulatory capital regulations issued by the OTS, thrift institutions are required to meet the following three capital requirements.

Tangible Capital Requirement. Generally, this requirement measures capital adequacy after consideration of the effect of intangibles, purchased servicing assets and other factors on the financial statements. Tangible capital must meet or exceed
1.50 percent of tangible assets, as defined in the regulations.

Core Capital Requirement. This measure permits thrifts to include in tangible capital supervisory goodwill (goodwill related to certain acquisitions prior to 1989) on a declining basis through 1994 and core deposit intangibles. The core capital of a thrift must meet or exceed 3.00 percent of tangible assets, as defined in the regulations.

Risk-Based Capital Requirement. The risk-based capital ratio measures capital adequacy taking into account the level of risk of an institution's assets.
The OTS has also issued a rule which adds, under certain circumstances, an interest rate risk component which increases the risk-based capital requirement. The Bank is currently not subject to any additional risk-based capital requirements related to the recently effective interest rate risk component. As of December 31, 1993, a thrift's risk-based capital must meet or exceed 8.00 percent of risk adjusted assets.

The Bank, including its subsidiaries, exceeded the fully phased-in capital requirements at September 30, 1994 as detailed below.




                      Metropolitan
                    Federal Bank, fsb      July 1, 1994
                    and Subsidiaries        Requirement
Capital Measure       Consolidated       (Fully Phased In)
- ----------------------------------------------------------
Tangible Capital         5.55%                 1.50%
Core Capital             5.92%                 3.00%
Risk Based Capital      10.56%                 8.00%
- ----------------------------------------------------------

Part II.      OTHER INFORMATION
- --------------------------------------------------------------------------------

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

        On September 13,1994 the Company announced a tentative settlement in the total amount of $14 million with respect to the two class action suits in Federal Court (Bokusky et al. vs. Edina Realty and Nitti et al. vs. Edina Realty). Class members will receive a distribution in that amount, less amounts paid for expert fees, and costs and expenses of the litigation, including attorneys fees to be determined by the court. On September 15, 1994, a judge entered an order granting preliminary approval to the settlement and scheduled a hearing for January 20, 1995 to determine whether the court should grant final approval to the settlement.

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




                      METROPOLITAN FINANCIAL CORPORATION






Date 11/10/94                    /s/ William P. Bartkowski
     --------                    ----------------------------------
                                 WILLIAM P. BARTKOWSKI
                                 Executive Vice President and Chief
                                  Administrative Officer
                                 (Principal Administrative Officer)



Date 11/10/94                    /s/ Steven B. Dewald
     --------                    ----------------------------------
                                 STEVEN B. DEWALD
                                 Executive Vice President and Chief
                                  Financial Officer
                                 (Principal Financial and Accounting Officer)

                      METROPOLITAN FINANCIAL CORPORATION
                             Exhibit Index to 10-Q
                     For Quarter Ended September 30, 1994




Item No.      Item                                     Method of Filing
- -------------------------------------------------------------------------

11.1          Computation of Per Share Earnings........Filed herewith.


27.1          Financial Data Schedule..................Filed herewith.